Form 10-Q
period 2017-11-30
Reviv3 Procare Co
filed 2018-01-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-220846

Reviv3 Procare Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue., Unit 5, El Monte, CA	90211
(Address of Principal Executive Office)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 12, 2018, there were 40,505,047 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

UNAUDITED

CONTENTS

Balance Sheets - As of November 30, 2017 (Unaudited) and May 31, 2017	F-1

Statement of Operations for the three and six months ended November 30, 2017 and 2016 (Unaudited)	F-2

Statement of Cash Flows for the six months ended November 30, 2017 and 2016 (Unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

1

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	November 30,	May 31,
	2017	2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$347,880	$416,873
Accounts receivable, net	16,882	32,703
Inventory	364,265	129,794
Advance to suppliers	21,784	16,135
Prepaid expenses and other current assets	4,116	18,089

Total Current Assets	754,927	613,594

OTHER ASSETS:
Property and equipment, net	6,519	7,255
Deposits	14,849	14,849

Total Other Assets	21,368	22,104

TOTAL ASSETS	$776,295	$635,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$103,214	$62,968
Customer deposits	45,014	20,246
Due to related party	210	-

Total Current Liabilities	148,438	83,214

Total Liabilities	148,438	83,214

Commitments and contingencies (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 40,505,047 and 39,679,047 shares issued and outstanding as of November 30, 2017 and May 31, 2017 respectively	4,050	3,968
Additional paid-in capital	4,997,462	4,694,144
Accumulated deficit	(4,373,655)	(4,145,628)

Total Stockholders’ Equity	627,857	552,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$776,295	$635,698

See accompanying notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Sales	$135,909	$140,341	$247,154	$306,478

Cost of sales	67,618	59,159	112,123	128,850

Gross profit	68,291	81,182	135,031	177,628

OPERATING EXPENSES:
Marketing and selling expenses	25,257	36,672	37,864	59,156
Compensation and related taxes	6,816	14,157	12,422	41,861
Professional and consulting expenses	88,545	75,740	207,255	204,700
General and administrative	47,956	65,050	103,468	95,380

Total Operating Expenses	168,574	191,619	361,009	401,097

LOSS FROM OPERATIONS	(100,283)	(110,437)	(225,978)	(223,469)

OTHER INCOME (EXPENSE):
Interest income	27	-	57	-
Interest expense	(1,042)	-	(2,106)	-

Other Income (Expense), Net	(1,015)	-	(2,049)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(101,298)	(110,437)	(228,027)	(223,469)

Provision for income taxes	-	-	-	-

NET LOSS	$(101,298)	$(110,437)	$(228,027)	$(223,469)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,262,456	38,180,611	40,011,490	38,196,779

See accompanying notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,027)	$(223,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,204	367
Bad debts	1,204	-
Stock based compensation	30,973	106,811
Change in operating assets and liabilities:
Accounts receivable	14,617	(11,258)
Inventory	(234,471)	26,191
Advance to suppliers	(5,649)	(2,714)
Prepaid expenses and other current assets	3,000	-
Deposits	-	(6,349)
Accounts payable and accrued expenses	40,246	(21,942)
Customer deposits	24,768	(21,504)

NET CASH USED IN OPERATING ACTIVITIES	(352,135)	(153,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(468)	-

NET CASH USED IN INVESTING ACTIVITIES	(468)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	283,400	70,000
Note payable from related party	-	675,000
Repayment of note payable to related party	-	(675,000)
Advances from a related party	210	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	283,610	70,000

NET DECREASE IN CASH	(68,993)	(83,867)

CASH - Beginning of period	416,873	369,696

CASH - End of period	$347,880	$285,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$20,000	$-

See accompanying notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the six months ended November 30, 2017 and 2016 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended May 31, 2017 and footnotes thereto included in the Company’s Report on Form S-1/A filed with the SEC on December 1, 2017. The results of operations for the six months ended November 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $228,027 and $352,135, respectively, for the six months ended November 30, 2017.  Additionally the Company has an accumulated deficit of $4,373,655 at November 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $4,116 and $18,089 at November 30, 2017 and May 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses primarily included prepayments in common stock for consulting services which are being amortized over the terms of their respective agreements.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Advances to suppliers

Advances to a supplier represents the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of November 30, 2017 and May 31, 2017, advances to the Company’s major supplier amounted $21,784 and $16,135, respectively. Upon shipment of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the statement of operations.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Consideration paid to promote and sell the Company’s products to customers is typically recorded as a reduction in revenues in accordance with Accounting Standard Codification (“ASC”) ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $16,112 and $22,954 for the six months ended November 30, 2017 and 2016, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Fair value measurements and fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The estimated fair value of certain financial instruments, including prepaid expenses, deposits, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the six months ended November 30, 2017 and 2016.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2017 and 2016, the Company has none and 430,000, respectively, potentially dilutive securities outstanding related to common stock warrants. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods and is applied retrospectively. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-4, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

In May 2017, the FASB released ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not believe the guidance will have a material impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share” (Topic 260). The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	November 30, 2017	May 31, 2017

Accounts receivable	$18,897	$33,513
Less: Allowance for bad debts	(2,015)	(810)
	$16,882	$32,703

The Company recorded bad debt expense of $1,204 and $0 during the six months ended November 30, 2017 and 2016, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	November 30, 2017	May 31, 2017

Finished goods	$114,774	$82,494
Raw materials	249,491	47,300
	$364,265	$129,794

In the six months ended November 30, 2017 and 2016, the Company did not write down inventory for any obsolescence or slow-moving inventory. At November 30, 2017, inventory held at third party locations amounted to $102,414.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	November 30, 2017	May 31, 2017

Furniture and fixtures	5 years	$5,759	$5,398
Computer equipment	3 years	3,840	3,733
Less: Accumulated depreciation		(3,080)	(1,876)
		$6,519	$7,255

Depreciation expense amounted to $1,204 and $367 for the six months ended May 31, 2017 and 2016, respectively.

Note 6 – Stockholders’ Equity

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company is expressly authorized to provide for the issuance of all or any of the share of the preferred stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed un the resolution adopted by the Board of Directors providing the issue of such shares. The Board of Directors is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Common Stock

In June 2017, the Company issued an aggregate of 80,000 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 2 months to 6 months. The Company valued these common shares at the fair value of $20,000 based on the sale of common stock in the recent private placements at $0.25 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $18,885 and prepaid expense of $1,115 remained at November 30, 2017 to be amortized over the remaining term of its respective consulting agreements.

On September 26, 2017, the Company sold 100,000 shares of its common stock at $0.25 per common share for proceeds of $25,000.

Between September 27, 2017 and October 2, 2017, the Company sold an aggregate of 271,000 shares of its common stock at $0.40 per common share for proceeds of $108,400.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

Note 7 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Rent expense amounted to $36,266 and $26,205 for the six months ended November 30, 2017 and 2016, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$163,905	$41,976	$121,929	$-
Total	$163,905	$41,976	$121,929	$-

In November 2017, the Company executed an Agreement with a third party located in Hong Kong, China, whereby the third party shall promote, market, distribute and resell the Company’s products to end-user consumers through direct online sales or third party e-commerce platforms in the following territories: Hong Kong, Macau, and the People’s Republic of China. The term of the agreement is for 36 months from the effective date. Parties shall have the right to terminate this agreement, with or without cause, upon 60 days prior written notice. For services provided in connection with this agreement, the Company shall pay the third party 16.5% of the gross revenues generated from sales channel initiated and subsequently maintained by the third party or $3,300 per month, whichever is greater. At November 30, 2017, $11,496 of inventory was held in consignment at this third party facility.

Note 8 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2017 and May 31, 2017, the Company had a payable to the officer of $210 and $0, respectively. These advances were short-term in nature and non-interest bearing.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

REVIV3 PROCARE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Note 9 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2017 the Company held cash in excess of federally insured limits by approximately $97,000. The Company has not experienced any losses in such accounts through November 30, 2017.

Concentration of Revenue, Product Line, and Supplier

During the six months ended November 30, 2017 sales to four customers represented approximately 67% of the Company’s net sales at 23%, 17%, 14% and 13%. During the six months ended November 30, 2016 sales to three customer represented approximately 45% of the Company’s net sales at 12%, 15%, and 18%.

During the six months ended November 30, 2017 sales to customers outside the United States represented approximately 47% which consisted of 33% from Canada and 14% from Italy and for the six months ended November 30, 2016, sales to customers outside the United States represented approximately 20% from Canada.

During the six months ended November 30, 2017, sales by product line which each represented over 10% of sales consisted of approximately 23% from sales of hair shampoo, 17% from sales of hair shampoo and conditioner, 26% from sale of hair treatment spray and repair products and 31% from sale of introductory kit (shampoo, conditioner and treatment spray). During the six months ended November 30, 2016, sales by product line which each represented over 10% of sales consisted of approximately 19% from sales of hair shampoo, 15% from sales of hair shampoo and conditioner, 19% from sale of hair treatment and repair products and 40% from sale of introductory kit (shampoo, conditioner and treatment spray).

As of November 30, 2017 and May 31, 2017, accounts receivable from two customers represented approximately 64% at 53% and 11% and four customers represented approximately 89% at 18%, 30%, 10% and 31% of the accounts receivable, respectively.

The Company purchased inventories and products from three vendors totaling approximately $239,000 (85% of the purchases) and three vendors totaling $92,000 (91% of the purchases) during the six months ended November 30, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this prospectus.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademarks products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of 11 exclusive distribution agreements with various parties throughout our targeted market. All of our products use tested and FDA approved, all-natural products. Our manufacturing operations are outsourced and fulfilled by through our co-packers and manufacturing partners. Currently, we produce 7 products with 13 separate sku’s and look to expand our product lines significantly over the next 12 months.

Since our inception, we have engaged in significant operational activities as described in “Business,” above.

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the Three and Six Months Ended November 30, 2017

Our results of operations for the three and six months ended November 30, 2017 and 2016 are summarized below.

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016
Revenues	$135,909	$140,341
Cost of Sales	$67,618	$59,159
Total operating expenses	$168,574	$191,619
Loss from operations	$(100,283)	$(110,437)
Net loss	$(101,298)	$(110,437)

	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016
Revenues	$247,154	$306,478
Cost of Sales	$112,123	$128,850
Total operating expenses	$361,009	$401,097
Loss from operations	$(225,978)	$(223,469)
Net loss	$(228,027)	$(223,469)

For the three months ended November 30, 2017, revenues slightly decreased by approximately $4,000, or 3%, as compared to the three months ended November 30, 2016. For the six months ended November 30, 2017, revenues decreased by approximately $59,000, or 19%, as compared to the six months ended November 30, 2016, which is primarily due to decrease in sales to two of our wholesale distributors based on cyclical ordering patterns of existing customers.

Cost of sales includes the cost of product and shipping fee. For the three months ended November 30, 2017, cost of sales increased by approximately $8,000, or 14%, as compared to the three months ended November 30, 2016. For the six months ended November 30, 2017, cost of sales decreased by approximately $17,000, or 12%, as compared to the six months ended November 30, 2016.The decrease is primarily attributable to decrease in sales during the six months ended November 30, 2017.

For the three months ended November 30, 2017, gross profit amounted to approximately $68,000 as compared to $81,000, a decrease of approximately $13,000, or 16%. For the three months ended November 30, 2017 and 2016, gross profit margins were at 50% and 58%, respectively. For the six months ended November 30, 2017, gross profit amounted to approximately $135,000 as compared to $178,000, a decrease of approximately $43,000, or 24%. For the six months ended November 30, 2017 and 2016, gross profit margins were at 55% and 58%, respectively. The decrease in gross profit margins is primarily attributable in increase in shipping cost during the six months ended November 30, 2017.

For the three months ended November 30, 2017 and 2016, we incurred operating expenses of $168,574 and $191,619, respectively, and a net loss of $(101,298) and $(110,437), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by approximately $23,000 or 12% primarily due to a decreased stock based consulting expenses related to business advisory service agreements, decreased in compensation due to decrease in full time employees and decreased marketing expenses due to decrease freight out delivery offset by increase in professional and consulting expenses due to increase accounting expenses related to our public filings and increase in general administrative expenses primarily attributable to increase rent and travel expenses.

For the six months ended November 30, 2017 and 2016, we incurred operating expenses of $361,009 and $401,097, respectively, and a net loss of $(228,027) and $(223,469), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by approximately $40,000 or 9% primarily due to a decreased stock based consulting expenses related to business advisory service agreements, decreased in compensation due to decrease in full time employees and decrease marketing expenses due to decrease freight out delivery offset by increase in professional and consulting expenses due to increase accounting expenses related to our public filings and increase in general administrative expenses primarily attributable to increase rent and travel expenses.

During the three and six months ended November 30, 2017, other expense increase by approximately $1,000 or 100% and $2,000 or 100%, respectively, primarily due to increase interest expense related to business credit card financing charges.

Liquidity and Capital Resources

For the Six Months Ended November 30, 2017 and 2016

The following table provides detailed information about our net cash flows:

	For the Six Months Ended November 30, 2017	For the Six Months Ended November 30, 2016
Cash Flows
Net cash used in operating activities	$(352,135)	$(153,867)
Net cash used in investing activities	(468)	-
Net cash provided by financing activities	283,610	70,000
Net change in cash	$(68,993)	$(83,867)

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2018. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Six Months Ended November 30, 2017 and 2016

Cash used in operating activities for the six months ended November 30, 2017 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(352,135) consisted of a net loss of $(228,027). The net loss was partially offset by reconciliation of depreciation of $1,204, bad debt of $1,204, stock based compensation $30,973, offset by net changes in operating assets and liabilities of $157,489 primarily from an increase in inventory, advances to suppliers and increase in accounts payable and accrued expenses and customer deposits.

Cash used in operating activities for the six months ended November 30, 2016 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(153,867) consisted of a net loss of $(223,469). The net loss was partially offset by reconciliation of depreciation of $367, stock based compensation of $106,811 offset by the net changes in operating assets and liabilities of $37,576 primarily due to a decrease in inventory, decrease in accounts payable and accrued expenses and customer deposits.

Investing Activities

For the Six Months Ended November 30, 2017 and 2016

For the six months ended November 30, 2017 and 2016, we derived cash flow from investing activities of $(468) and $0, respectively, consisting of purchases of equipment and property.

Financing Activities

For the Six Months Ended November 30, 2017 and 2016

For the six months ended November 30, 2017 we received advances from related party of $210 and we raised $283,400 from the sale of our common shares to investors.

For the six months ended November 30, 2016 we raised $70,000 from the sale of our common shares to investors and from issuance of note payable –related party of $675,000 offset by the repayment of note payable of $675,000.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations, and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2017. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 26, 2017, the Company sold 100,000 shares of its common stock at $0.25 per common share for proceeds of $25,000.

Between September 27, 2017 and October 2, 2017, the Company sold an aggregate of 271,000 shares of its common stock at $0.40 per common share for proceeds of $108,400.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

The Company relied on the exemption from registration provided under Rule 506(b) of Regulation D in the sale of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended November 30, 2017, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2017
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2017
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		11/30/2017
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		11/30/2017
101.INS	XBRL Instance	X		11/30/2017
101.SCH	XBRL Taxonomy Extension Schema	X		11/30/2017
101.CAL	XBRL Taxonomy Extension Calculation	X		11/30/2017
101.DEF	XBRL Taxonomy Extension Definition	X		11/30/2017
101.LAB	XBRL Taxonomy Extension Labels	X		11/30/2017
101.PRE	XBRL Taxonomy Extension Presentation	X		11/30/2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviv3 Procare Company

Date: January 12, 2018	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

