Form 10-Q
period 2018-02-28
Reviv3 Procare Co
filed 2018-04-13
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 13, 2018, there were 40,505,047 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

UNAUDITED

CONTENTS

Balance Sheets - As of February 28, 2018 (Unaudited) and May 31, 2017	F-1

Statement of Operations for the three and nine months ended February 28, 2018 and 2017 (Unaudited)	F-2

Statement of Cash Flows for the nine months ended February 28, 2018 and 2017 (Unaudited)	F-3

Condensed Notes to Unaudited Financial Statements	F-4

1

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	February 28,	May 31,
	2018	2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$256,835	$416,873
Accounts receivable, net	39,348	32,703
Inventory	267,398	129,794
Advance to suppliers	129,089	16,135
Prepaid expenses and other current assets	3,000	18,089

Total Current Assets	695,670	613,594

OTHER ASSETS:
Property and equipment, net	9,262	7,255
Deposits	14,849	14,849

Total Other Assets	24,111	22,104

TOTAL ASSETS	$719,781	$635,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$69,014	$62,968
Customer deposits	135,610	20,246
Due to related party	210	-

Total Current Liabilities	204,834	83,214

Total Liabilities	204,834	83,214

Commitments and contingencies (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 40,505,047 and 39,679,047 shares issued and outstanding as of February 28, 2018 and May 31, 2017 respectively	4,050	3,968
Additional paid-in capital	4,997,462	4,694,144
Accumulated deficit	(4,486,565)	(4,145,628)

Total Stockholders' Equity	514,947	552,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$719,781	$635,698

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Sales	$219,254	$157,586	$466,408	$464,064

Cost of sales	135,236	73,738	247,359	202,588

Gross profit	84,018	83,848	219,049	261,476

OPERATING EXPENSES:
Marketing and selling expenses	36,767	22,600	74,631	81,756
Compensation and related taxes	8,235	25,691	20,657	67,552
Professional and consulting expenses	90,720	85,440	297,975	290,140
General and administrative	60,274	59,789	163,742	155,169

Total Operating Expenses	195,996	193,520	557,005	594,617

LOSS FROM OPERATIONS	(111,978)	(109,672)	(337,956)	(333,141)

OTHER INCOME (EXPENSE):
Interest income	33	5	90	5
Interest expense and other finance charges	(965)	-	(3,071)	-

Other Income (Expense), Net	(932)	5	(2,981)	5

LOSS BEFORE PROVISION FOR INCOME TAXES	(112,910)	(109,667)	(340,937)	(333,136)

Provision for income taxes	-	-	-	-

NET LOSS	$(112,910)	$(109,667)	$(340,937)	$(333,136)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,505,047	38,311,277	40,174,201	38,234,526

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(340,937)	$(333,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,116	862
Bad debts	2,757	-
Stock based compensation	32,088	113,997
Change in operating assets and liabilities:
Accounts receivable	(9,402)	780
Inventory	(137,604)	(3,551)
Advance to suppliers	(112,954)	19,883
Prepaid expenses and other current assets	3,001	(6,000)
Deposits	-	(2,492)
Accounts payable and accrued expenses	6,046	(4,112)
Customer deposits	115,364	(21,504)

NET CASH USED IN OPERATING ACTIVITIES	(439,525)	(235,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,123)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,123)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	283,400	120,000
Note payable from related party	-	675,000
Repayment of note payable to related party	-	(675,000)
Advances from a related party	210	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	283,610	120,000

NET DECREASE IN CASH	(160,038)	(115,273)

CASH - Beginning of period	416,873	369,696

CASH - End of period	$256,835	$254,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$20,000	$-

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and nine months ended February 28, 2018 and 2017 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted. The unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended May 31, 2017 and footnotes thereto included in the Company’s Report on Form S-1/A filed with the SEC on December 1, 2017. The results of operations for the nine months ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $340,937 and $439,525, respectively, for the nine months ended February 28, 2018.  Additionally the Company has an accumulated deficit of $4,486,565 at February 28, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $3,000 and $18,089 at February 28, 2018 and May 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses at February 28, 2017 primarily included prepayments in common stock for consulting services which are being amortized over the terms of their respective agreements while prepayments at February 28, 2018 primarily included cash prepayment to vendors.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

Advances to suppliers

Advances to a supplier represents the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of February 28, 2018 and May 31, 2017, advances to the Company’s major supplier amounted $129,089 and $16,135, respectively. Upon shipment of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

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

Revenue recognition

The Company followed paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Consideration paid to promote and sell the Company’s products to customers is typically recorded as a reduction in revenues in accordance with Accounting Standard Codification (“ASC”) ASC 605-50-45-2, Revenue Recognition—Customer Payments and Incentives.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $27,628 and $32,636 for the nine months ended February 28, 2018 and 2017, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the nine months ended February 28, 2018 and 2017.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 28, 2018 and 2017, the Company has none and 430,000, respectively, potentially dilutive securities outstanding related to common stock warrants. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

Recently Issued Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers. The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016). The Company will adopt this standard for their fiscal year beginning June 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	February 28, 2018	May 31, 2017

Accounts receivable	$42,916	$33,513
Less: Allowance for bad debts	(3,568)	(810)
	$39,348	$32,703

The Company recorded bad debt expense of $2,757 and $0 during the nine months ended February 28, 2018 and 2017, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	February 28, 2018	May 31, 2017

Finished goods	$108,072	$82,494
Raw materials	159,326	47,300
	$267,398	$129,794

At February 28, 2018, inventory held at third party locations amounted to $51,845. During the quarter ended February 28, 2018, Management abandoned $11,496 of inventory held at a former distributor at a foreign location outside of the United States as it was not cost efficient to import the inventory back into the United States. The $11,496 is included in cost of sales for the three and nine months ended February 28, 2018.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	February 28, 2018	May 31, 2017

Furniture and fixtures	5 years	$5,759	$5,398
Computer equipment	3 years	7,495	3,733
Less: Accumulated depreciation		(3,992)	(1,876)
		$9,262	$7,255

Depreciation expense amounted to $2,116 and $862 for the nine months ended February 28, 2018 and 2017, respectively.

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

Common Stock

In June 2017, the Company issued an aggregate of 80,000 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 2 months to 6 months. The Company valued these common shares at the fair value of $20,000 based on the sale of common stock in the recent private placements at $0.25 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $20,000.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

Note 7 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Rent expense amounted to $53,751 and $47,836 for the nine months ended February 28, 2018 and 2017, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$142,917	$20,988	$121,929	$-
Total	$142,917	$20,988	$121,929	$-

In November 2017, the Company had executed an Agreement with a third party located in Hong Kong, China, whereby the third party shall promote, market, distribute and resell the Company’s products to end-user consumers through direct online sales or third party e-commerce platforms in the following territories: Hong Kong, Macau, and the People’s Republic of China. The term of the agreement was for 36 months from the effective date. Parties shall have the right to terminate this agreement, with or without cause, upon 60 days prior written notice. For services provided in connection with this agreement, the Company shall pay the third party 16.5% of the gross revenues generated from sales channels initiated and subsequently maintained by the third party or $3,300 per month, whichever is greater. In February 2018, the Company terminated this Agreement. Inventory of $11,496 which was held in consignment at this third party facility were considered abandoned after termination of agreement and has been included in cost of sales during the nine months ended February 28, 2018 (see Note 4).

Note 8 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 28, 2018 and May 31, 2017, the Company had a payable to the officer of $210 and $0, respectively. These advances were short-term in nature and non-interest bearing.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

Note 9 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 28, 2018 the Company held cash in excess of federally insured limits by approximately $14,000. The Company has not experienced any losses in such accounts through February 28, 2018.

Concentration of Revenue, Product Line, and Supplier

During the nine months ended February 28, 2018 sales to three customers represented approximately 54% of the Company’s net sales at 21%, 19% and 14%. During the nine months ended February 28, 2017 sales to three customer represented approximately 43% of the Company’s net sales at 13%, 15%, and 15%.

During the nine months ended February 28, 2018 sales to customers outside the United States represented approximately 36% which consisted of 27% from Canada and 9% from Italy and for the nine months ended February 28, 2017, sales to customers outside the United States represented approximately 23% from Canada.

During the nine months ended February 28, 2018, sales by product line which each represented over 10% of sales consisted of approximately 29% from sales of hair shampoo, 24% from sales of hair shampoo and conditioner, 21% from sale of hair treatment spray and repair products and 24% from sale of introductory kit (shampoo, conditioner and treatment spray). During the nine months ended February 28, 2017, sales by product line which each represented over 10% of sales consisted of approximately 22% from sales of hair shampoo, 18% from sales of hair shampoo and conditioner, 20% from sale of hair treatment and repair products and 38% from sale of introductory kit (shampoo, conditioner and treatment spray).

As of February 28, 2018 and May 31, 2017, accounts receivable from three customers represented approximately 81% at 28%, 27% and 26% and four customers represented approximately 89% at 18%, 30%, 10% and 31% of the accounts receivable, respectively.

The Company purchased inventories and products from three vendors totaling approximately $283,000 (82% of the purchases at 18%, 14%, and 50%) and one vendor totaling $142,000 (71% of the purchases) during the nine months ended February 28, 2018 and 2017, respectively.

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

Results of Operations

For the Three and Nine months ended February 28, 2018

Our results of operations for the three and nine months ended February 28, 2018 and 2017 are summarized below.

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017
Revenues	$219,254	$157,586
Cost of Sales	$135,236	$73,738
Total operating expenses	$195,996	$193,520
Loss from operations	$(111,978)	$(109,672)
Net loss	$(112,910)	$(109,667)

	Nine months ended February 28, 2018	Nine months ended February 28, 2017
Revenues	$466,408	$464,064
Cost of Sales	$247,359	$202,588
Total operating expenses	$557,005	$594,617
Loss from operations	$(337,956)	$(333,141)
Net loss	$(340,937)	$(333,136)

For the three months ended February 28, 2018, revenues increased by approximately $62,000, or 39%, as compared to the three months ended February 28, 2017, which is primarily due to increase in sales to one of our new direct customers that accounted for approximately 21% of our total revenues during the nine months ended February 28, 2018. For the nine months ended February 28, 2018, revenues slightly increased by approximately $2,000, or 11%, as compared to the nine months ended February 28, 2017.

Cost of sales includes the cost of product and shipping fee. For the three months ended February 28, 2018, cost of sales increased by approximately $61,000, or 83%, as compared to the three months ended February 28, 2017. For the nine months ended February 28, 2018, cost of sales increased by approximately $45,000, or 22%, as compared to the nine months ended February 28, 2017. The increase is primarily attributable to increase in sales during the nine months ended February 28, 2018, increase in shipping cost and also increase in other cost of sales related to the abandonment of inventory held in consignment after a termination of a certain agreement in February 2018.

For the three months ended February 28, 2018 and 2017, both gross profit amounted to approximately $84,000. For the three months ended February 28, 2018 and 2017, gross profit margins were at 38% and 53%, respectively. For the nine months ended February 28, 2018, gross profit amounted to approximately $219,000 as compared to $261,000, a decrease of approximately $42,000, or 16%. For the nine months ended February 28, 2018 and 2017, gross profit margins were at 47% and 56%, respectively. The decrease in gross profit margins is primarily attributable in increase in shipping cost, increase other cost of sales related to the abandonment of inventory held in consignment after a termination of a certain agreement and low gross profit margin generated from sales to one of our new direct customers during the nine months ended February 28, 2018.

For the three months ended February 28, 2018 and 2017, we incurred operating expenses of $195,996 and $193,520, respectively, and a net loss of $(112,910) and $(109,667), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses increased by approximately $2,000 or 1% primarily due to a decreased stock based consulting expenses related to business advisory service agreements, decreased in compensation due to decrease in full time employees offset by increased marketing expenses due to decrease freight out delivery and increase in professional and consulting expenses due to increase accounting expenses related to our public filings.

For the nine months ended February 28, 2018 and 2017, we incurred operating expenses of $557,005 and $594,617, respectively, and a net loss of $(340,937) and $(333,136), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by approximately $38,000 or 6% primarily due to a decreased stock based consulting expenses related to business advisory service agreements, decreased in compensation due to decrease in full time employees and decrease marketing expenses due to decrease freight out delivery offset by increase in professional and consulting expenses due to increase accounting expenses related to our public filings and increase in general administrative expenses primarily attributable to increase rent and travel expenses.

During the three and nine months ended February 28, 2018, other expense increase by approximately $1,000 and $3,000, respectively, primarily due to increase interest expense related to business credit card financing charges.

Liquidity and Capital Resources

For the Nine months ended February 28, 2018 and 2017

The following table provides detailed information about our net cash flows:

	For the Nine Months Ended February 28, 2018	For the Nine months ended February 28, 2017
Cash Flows
Net cash used in operating activities	$(439,525)	$(235,273)
Net cash used in investing activities	(4,123)	-
Net cash provided by financing activities	283,610	120,000
Net change in cash	$(160,038)	$(115,273)

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

Operating Activities

For the Nine months ended February 28, 2018 and 2017

Cash used in operating activities for the nine months ended February 28, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(439,525) consisted of a net loss of $(340,937). The net loss was partially offset by reconciliation of depreciation of $2,116, bad debt of $2,757, stock based compensation $32,088, offset by net changes in operating assets and liabilities of $135,549 primarily from an increase in inventory, advances to suppliers and increase in accounts payable and accrued expenses and customer deposits.

Cash used in operating activities for the nine months ended February 28, 2017 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(235,273) consisted of a net loss of $(333,136). The net loss was partially offset by reconciliation of depreciation of $862, stock based compensation of $113,997 offset by the net changes in operating assets and liabilities of $16,996 primarily due to a decrease in advance to suppliers, decrease in accounts payable and accrued expenses and customer deposits.

Investing Activities

For the Nine months ended February 28, 2018 and 2017

For the nine months ended February 28, 2018 and 2017, we used cash in investing activities of $(4,123) and $0, respectively, consisting of purchases of equipment and property.

Financing Activities

For the Nine months ended February 28, 2018 and 2017

For the nine months ended February 28, 2018 we received advances from related party of $210 and we raised $283,400 from the sale of our common shares to investors.

For the nine months ended February 28, 2017 we raised $120,000 from the sale of our common shares to investors and from issuance of note payable –related party of $675,000 offset by the repayment of note payable of $675,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended February 28, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		02/28/2018
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		02/28/2018
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		02/28/2018
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		02/28/2018
101.INS	XBRL Instance	X		02/28/2018
101.SCH	XBRL Taxonomy Extension Schema	X		02/28/2018
101.CAL	XBRL Taxonomy Extension Calculation	X		02/28/2018
101.DEF	XBRL Taxonomy Extension Definition	X		02/28/2018
101.LAB	XBRL Taxonomy Extension Labels	X		02/28/2018
101.PRE	XBRL Taxonomy Extension Presentation	X		02/28/2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviv3 Procare Company

Date: April 13, 2018	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

