Form 10-K
period 2018-05-31
Reviv3 Procare Co
filed 2018-08-10
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2018

Commission file number 333-220846

REVIV3 PROCARE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue., Unit 5,

El Monte, CA 91731

(Address of Principal Executive Offices, including zip code)

(888) 638-8883

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

YES ☒  NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Currently, there is no active market for our common stock.

As of August 10, 2018, 40,505,047 shares of the registrant's common stock were outstanding.

PART IV	21
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	21

SIGNATURES	23

EXHIBIT INDEX	24

PART I

ITEM 1. BUSINESS.

General

Reviv3 Procare is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademark products for distribution throughout the United States, Canada, Europe and Asia pursuant to the terms of 11 exclusive and non-exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. Currently, we produce 8 products with 14 separate sku’s and plan to expand our product lines over the next 12 months.

The personal care product industry boasts roughly 750 companies that generate a combined annual revenue of more than $40 billion. The 50 largest companies comprise almost 70% of the entire revenue. Still, we believe the market will bear competition from small companies able to offer specialized products or cater to particular niche markets.

Makeup, deodorant and nail products comprise 33% of health and beauty care industry revenue. Hair care products generate 25% of personal care product revenue, while creams and lotions comprise 21%. Perfumes, mouthwashes, shaving preparations and other products make up the remaining revenue for beauty skin care product revenues.

Reviv3 Procare stands for skin health and benefits of healthy scalp and hair follicle. Currently, we sell our Reviv3 Procare hair and skincare products under the Reviv3 Procare brand which includes 8 distinct products. Our Reviv3 System is a series of products which are meant to be used together or stand-alone basis. The hair care products consists of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 System products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask for added moisture and PROTECT, a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Recent additions to our products lines are our series of baby care products. We’ve recently created a baby shampoo, lotion and body wash. These products will be sold under the brand LANU which we launched in January of 2018.

Competition

Hair care and cosmetics markets are highly competitive and although there are many companies offering similar products in the market today, we believe we are able to compete directly with these companies and products by offering quality products which will distinguish our performance and develop brand loyalty.

Top Brands/Market Leaders

•	Nioxin: https://www.nioxin.com/en-US
•	PhytoWorx
•	Keranique: https://keranique.com/scalp-stimulating-shampoo-for-thinning-hair?AFID=282&gclid=CM_xkJLq99ICFQJrfgodP0QL_A
•	Ultrax Labs: https://ultraxlabs.com/products/hair-surge-shampoo

Large Names

•	Aveda Invati: http://www.aveda.com/hair-care/invati-thinning-hair-solutions
•	Propecia (Merck & Co.) http://www.merck.com/product/usa/pi_circulars/p/propecia/propecia_ppi.pdf
•	Bosley: https://www.bosley.com/ (Organic/Minoxidil)
•	Dr. Reddy’s Laboratories – Mintop: http://www.mintop.in/ (Minoxidil)

Other Competitors

•	Lipogaine: http://www.lipogaine.com/lipogaine-big-3-shampoo/
•	Mediceutical Labs: http://www.mediceuticallabs.com/products/
•	Just Natural: http://www.justnaturalskincare.com/hair-loss/shampoo-hair-loss.html
•	Revita: https://www.dslaboratories.com/revita
•	Majestic Pure: https://majesticpure.com/collections/hair-care
•	Zenagen: http://www.zenagen.com/
•	Kevin Murphy: http://kevinmurphy.com.au/
•	PURA D'OR https://www.purador.com/
•	Procerin FoliRevita Kroning's Signature Neugaine Hairgenics

Patents and Trademarks

We currently hold four trademarks properly registered in their respective jurisdiction. Specifically, we hold a word mark for “Reviv3 Procare” issued on November 1, 2016 as well as trademark for our logo that was registered on October 20, 2015. We also have our original logo trademarked for the Reviv3 Procare brand registered on March 17, 2015. In addition, we have registered the name “Reviv3 Procare” in the Russian Federation, issued on June 13, 2017. On August 17, 2017, we applied for the mark “Lanu” for our new product line, which application is currently pending.

We do not have any additional trademarks, but as we establish new product lines, we will immediately file for trademark protection. Our formulas are proprietary, but we have not yet taken steps to establish a patent for our processes, formulations or products, generally.

Governmental Regulation

Currently there are no governmental regulations which affect our operations.

Customers

The beauty industry is known to be resilient during economic downturns - even faring well during the Great Recession of 2008. Though consumers tend to be more price conscious during those times, they do not stop spending. So in today’s environment of rising per capita incomes the beauty business is booming.

In 2015 the industry generated $56.2 billion in the United States. Hair care is the largest segment with 86,000 locations. Skin care is a close second and growing fast, expected to have revenue of almost $11 billion by 2018. This growth is being driven in part by a generally increasing awareness of the importance of skin care, but also specifically due to an increase in the market for men.

Market and Revenue Generation

The company is focused on expanding its business-to-business salon sales through its network of domestic and international distributors. We are also continuing our focus on direct-to-consumer marketing programs through our own ecommerce site and various third party online platforms. In addition, we are exploring other revenue channels such as co-branding and private label manufacturing.

Employees

We currently have 6 full time employees, including our officers and a director. There are no formal employment agreements in place. We have currently engaged 4 individuals as outside consultants for sales, marketing and design. No formal agreements are in place.

Seasonality and Cyclical Nature of our Business

We do not believe our business is subject to substantial seasonal fluctuations. We may experience lower sales in difficult economic scenarios but we do not foresee the seasonality of our products to be a significant factor. Seasonality trends could however have a material impact on our financial condition and results of operations in the future but we are not currently aware of the total impact that could result.

Our Office

Our principal executive office is located at 9480 Telstar Avenue, El Monte, CA 91731. Our telephone number is (888) 638-8883. We lease our offices pursuant to a written lease dated in September 2016. The term of our lease is from October 2016 and expiring in October 2019. Our current monthly base rent is $6,996.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

We own no properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the OTCPink under the symbol "RVIV". The shares of common stock began trading in the first quarter of 2019. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is currently no trading market for the Company.

Holders

On August 10, 2018, we had 73 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Transfer Agent

West Coast Stock Transfer

721 N. Vulcan Ave. Ste. 205

Encinitas, CA 92024.

(619) 664-4780

http://www.westcoaststocktransfer.com

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

  have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
  submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

For the year ended May 31, 2018 and 2017

Our results of operations are summarized below.

	Year Ended May 31, 2018	Year Ended May 31, 2017
Net Revenues	$933,218	$582,005
Cost of Sales	$576,246	$281,579
Total operating expenses	$695,817	$838,632
Loss from operations	$(338,845)	$(538,206)
Net loss	$(342,539)	$(538,777)

For the year ended May 31, 2018, revenues increased by approximately $351,000, or 60%, as compared to the year ended May 31, 2017 which is primarily due to increase in sales to one of our new direct customers that accounted for approximately 45% of our total revenues during the year ended May 31, 2018.

Cost of sales includes primarily the cost of product and shipping fees. For the year ended May 31, 2018, cost of sales increased by approximately $295,000, or 105%, as compared to the year ended May 31, 2017. The increase is primarily attributable to increase in sales during the year ended May 31, 2018 and increase in shipping costs. primarily due to increased purchases to keep up with the increase sales demand as reflected by our increase revenues.

For the years ended May 31, 2018 and 2017, gross profit margins were at 38% and 52%, respectively. The decrease in gross profit margins is primarily attributable in increase in shipping costs and low gross profit margin generated from sales to one of our new direct customers during the year ended May 31, 2018.

For the years ended May 31, 2018 and 2017, we incurred operating expenses of $695,817 and $838,632, respectively, and a net loss of $(342,539) and $(538,777), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by approximately $143,000 or 17% primarily due to a decreased stock based consulting expenses related to business advisory service agreements, increase in operational efficiencies and marketing. Our operating expense decreases were partially offset by increase in professional and consulting expenses due to increase accounting expenses related to our public filings and increase in general administrative expenses primarily attributable to increase rent expenses.

Liquidity and Capital Resources

For the Years ended May 31, 2018 and 2017

The following table provides detailed information about our net cash flows:

	For the Year Ended May 31, 2018	For the Year Ended May 31, 2017
Cash Flows
Net cash used in operating activities	$(468,490)	$(369,965)
Net cash used in investing activities	(4,123)	(5,458)
Net cash provided by financing activities	283,610	422,600
Net change in cash	$(189,003)	$47,177

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Years ended May 31, 2018 and 2017

Cash used in operating activities for the year ended May 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(468,490) consisted of a net loss of $(342,539). The net loss was partially offset by reconciliation of depreciation of $3,029, bad debt of $1,962, stock-based compensation $32,088, inventory obsolescence of $5,562 offset by net changes in operating assets and liabilities of $168,593 primarily from an increase in inventory and increase in accounts payable and accrued expenses.

Cash used in operating activities for the year end May 31, 2017 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(369,965) consisted of a net loss of $(538,777). The net loss was partially offset by reconciliation of depreciation of $1,386, bad debt of $810, stock-based compensation $131,342, inventory obsolescence of $7,230 and net changes in operating assets and liabilities of $28,044 primarily from a decrease in inventory, advances to suppliers and increase in accounts payable and accrued expenses.

Investing Activities

For the Years ended May 31, 2018 and 2017

For the years ended May 31, 2018 and 2017, we used cash in investing activities of $(4,123) and $(5,458), respectively, consisting of purchases of equipment and property.

Financing Activities

For the Years ended May 31, 2018 and 2017

For the year ended May 31, 2018 we received advances from related party of $210 and we raised $283,400 from the sale of our common shares to investors.

For the year ended May 31, 2017 we raised $422,501 from the sale of our common shares to investors and from issuance of note payable –related party of $675,000 offset by the repayment of note payable of $675,000.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements and Exhibits under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Salberg & Company, P.A., our independent registered public accounting firm, has audited our financial statements for the fiscal years ended May 31, 2017 and 2018.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on our assessment, we believe that, as of May 31, 2018, our internal control over financial reporting was not effective based on those criteria.

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2018, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

NAME	AGE	POSITION

Jeff Toghraie	50	Chief Executive Officer and Chairman

Chris Go	53	Secretary

Jeff Brown	35	Chief Operating Officer

Donald Starace	63	President

Nancy Hundt	49	Director

Background of officers and directors

Jeff Togharie – Chairman of the Board of Directors, Chief Executive Officer

Jeff Toghraie has been the Chairman of our board since 2015 and our Chief Executive Officer since 2016. Mr. Toghraie is currently the Managing Director of Intrepid Global Advisors, one of our principal shareholders. Mr. Toghraie joined Intrepid Global Advisors in 2010 and is a principal of that firm. During the past 5 years, Mr. Toghraie has been involved with various privately held development stage companies as a director and/or advisory positions.

Jeff Brown – Chief Operating Officer

Jeff Brown, our Chief Operating Officer, joined the Company in March of 2017. From 2015 to 2017, Mr. Brown held consulting positions at Polar Solar Inc., a company responsible for making commercial solar panels available to the residential market and Mind Fitness Lab, a technology company that developed and distributed mobile applications for mental health professionals. From 2012 to 2015, he was the President of RNA Pro, a company that distributed agricultural supplements. Mr. Brown holds an MBA from Pepperdine University and received his bachelor’s degree from University of California, Irvine.

Chris Go – Secretary

Christopher Go has served as our Corporate Secretary since 2015.  From 2009-2012 Mr. Go was the VP of Operations for TEN Media, a funded food safety & traceability platform involving Walmart, Safeway, cal-Marine, Dutch Farms, USDA, FDA & Yucaipa Companies. From 1996-1998 Mr. Go was staff architect for WAT&G.

Donald Starace – President

Mr. Starace has forty years of dedicated service in the beauty industry. Mr. Starace started his career in some of New York’s most prestigious salons, followed by ten years at Nioxin Research Labs and subsequently Proctor & Gamble in Sales and Education. Mr. Starace owned and operated various businesses through his career including roles in starting the Bank of New Jersey, which currently holds 10 locations, and has assets over $865 million. He was one of the initial investors for the bank and very influential in raising capital. He also facilitated bringing Taiff ( Brazil ) professional appliances to the hair industry in the U.S. and Canada. Mr. Starace most recently was appointed as a member of the Board of Adjustments for the Borough of Fort Lee, New Jersey.

Nancy Hundt - Director

Nancy Hundt has served as a director of Reviv3 Procare Company since May of 2015. Ms. Hundt has a diverse background in the retail industry and has served as a representative of the American Board of Opticianery, an optical industry retail group. Ms. Hundt acts as a consultant as a retail sales expert and has served over the last five years as Chief Operating Officer of Academy Optical, Inc.

Conflicts of Interest

We believe that our current officers and directors will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which the aforementioned individuals are involved.

During the past ten years, no member of our management team or board of directors have not been the subject of the following events:

1)	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;
5)	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7)	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i)	Any Federal or State securities or commodities law or regulation; or
ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Our officers and directors, Jeff Toghraie and Chris Go are not “independent” as the term is used in Item 7(d) (3) (iv) (B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a) (15) of the NASDAQ Marketplace Rules because they are employed by the company.

We do not have any standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. All Board actions have been taken by Written Action rather than formal meetings.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert due to the inability to attract such a person.

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on our Form S-1 Registration Statement as filed with the Securities and Exchange Commission on October 7, 2010.

Disclosure Committee and Charter

We do not have a disclosure committee and disclosure committee charter. We plan to establish a Disclosure Committee and will operate under a charter. The purpose of a disclosure committee would be to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2018 and 2017, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeff Toghraie	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Jeff Brown	2018	$47,080	—	—	—	—	—	—	47,808
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Donald Starace	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Park Sunook*	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Chris Go	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

*Park Sunok was removed from his position as Chief Creative Director on May 31, 2018.

The following table sets forth the compensation paid by us to our directors for the fiscal year ending May 31, 2018. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeff Toghraie	0	0	0	0	0	0	0
Nancy Hundt	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

We have/not paid any compensation to our directors in fiscal years 2018 and 2017.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Director Independence

None of directors are deemed independent as a matter of law.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our executive officers as a group. The persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Title of Class	Name/Position	Beneficial Ownership	Percentage Of Class
Executive Beneficial Owners
Common	Jeff Toghraie/Director CEO (1)	9,334,000	23.04%
Common	Park Sunook/Chief Creative Director(2)	51,000	0.13%
Common	Jeff Brown	9,000	0.02%
Common	Chris Go/Secretary (3)	1,025,709	2.53%
Common	Nancy Hundt (4)	2,600,000	6.42%
	All Officers and Directors	13,010,709	32.12%

Non-Executive Beneficial Owners
Common	Axon Capital Management, Inc. (5)	3,600,000	8.89%
Common	Charter Capital Partners (6)	3,600,000	8.89%
Common	Shircoo, Inc. (7)	13,010,000	32.12%
	All Non-Executive Beneficial Owners	13,010	49.90%
	All Beneficial Owners	33,219,709	82.02%

(1)	Jeff Toghraie, our sole Director and CEO, is the sole beneficiary of Intrepid Global Advisors, which holds 9,334,000 shares of common capital stock of the Company.

(2)	Park Sunook was terminated as an officer of the Company on May 31, 2018.

(3)	Chris Go, our Secretary, is the Managing Partner of Titan HG, LLC, which holds 1,025,709 shares of common capital stock of the Company.

(4)	Nancy Hundt holds the shares personally, residing at 31569 Lindero Canyon Rd., #3, Westlake Village, CA 91361

(5)	Sam Toghraie who is the brother of Jeff Toghraie, our sole Director and CEO, is a partner at Axon Capital Management, Inc. Axon Capital Management, Inc. has offices at 5490 Whister Ct., Chino Hills, CA 91709

(6)	Charter Capital Partners is managed by its Managing Partner, Parvan Riazi. Charter Capital Partners maintains offices at 1964 Laurel Wood Ct. Thousand Oaks CA 91362

(7)	Shircoo, Inc. is managed by Max Toghraie, its Managing Partner who is the brother of our sole Director and CEO, Jeff Toghraie. Shircoo, Inc. maintains offices at 2350 E. Allview Terrace, Los Angeles CA 90068

Future sales by existing stockholders

Rule 144 of the Securities Act of 1933, as amended, (the "Act") is available for the resale of our shares of common stock because we are no longer categorized as a "shell company" as that term is defined in Reg. 405 of the Act. A "shell company" is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2016, the Company received loan proceeds of $675,000 from a related party. The Company may prepay the loan in full during the first 60 days without incurring any interest on the balance. However, interest-free period shall cease on October 1, 2016 at which time the note accrues interest at a rate of 8% per annum. The Company paid off this loan in September 2016 and the Company did not incur any interest charges. The related party is an affiliated company managed by the brother of the Company’s Chief Executive Officer.

During the year ended May 31, 2017, the Company sold 1,010,000 shares of its common stock to an affiliated company at $0.25 per common share for proceeds of approximately $253,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2018 and 2017, the Company had a payable to the officer of $210 and $0, respectively. These advances were short-term in nature and non-interest bearing.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

During the year ended May 31, 2018, the Company paid $10,100 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

During the year ended May 31, 2018, the Company paid a total of $15,430 to an affiliated company for advisory services rendered. The related party is an affiliated company managed by the brother of the Company’s Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows us the fees paid to Salberg, our principal accountant for the years ended May 31, 2018 and 2017 were:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Audit fees (1)	$42,500	$30,500
Audit related fees (2)	3,400	—
Tax fees	—	—
All other fees	—	—
Total	$45,900	$30,500

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees relate to consulting services for filings on Form S-1.

Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

REVIV3 PROCARE COMPANY

FINANCIAL STATEMENTS

May 31, 2018 and 2017

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

May 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv3 Procare Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reviv3 Procare Company (the “Company”) as of May 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended May 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $342,539 and $468,490, respectively, in 2018 and has an accumulated deficit of $4,488,167 at May 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017

Boca Raton, Florida

August 10, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	May 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$227,870	$416,873
Accounts receivable, net	29,991	32,703
Inventory	321,537	129,794
Advance to suppliers	3,413	16,135
Prepaid expenses and other current assets	3,505	18,089

Total Current Assets	586,316	613,594

OTHER ASSETS:
Property and equipment, net	8,349	7,255
Deposits	14,849	14,849

Total Other Assets	23,198	22,104

TOTAL ASSETS	$609,514	$635,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$79,759	$62,968
Customer deposits	16,200	20,246
Due to related party	210	—

Total Current Liabilities	96,169	83,214

Total Liabilities	96,169	83,214

Commitments and contingencies (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 40,505,047 and 39,679,047 shares issued and outstanding as of May 31, 2018 and 2017, respectively	4,051	3,968
Additional paid-in capital	4,997,461	4,694,144
Accumulated deficit	(4,488,167)	(4,145,628)

Total Stockholders' Equity	513,345	552,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,514	$635,698

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2018	2017

Net revenues	$933,218	$582,005

Cost of sales	576,246	281,579

Gross profit	356,972	300,426

OPERATING EXPENSES:
Marketing and selling expenses	91,198	103,602
Compensation and related taxes	30,515	87,132
Professional and consulting expenses	352,945	403,883
General and administrative	221,159	244,015

Total Operating Expenses	695,817	838,632

LOSS FROM OPERATIONS	(338,845)	(538,206)

OTHER INCOME (EXPENSE):
Interest income	118	5
Interest expense and other finance charges	(3,812)	(576)

Other Income (Expense), Net	(3,694)	(571)

LOSS BEFORE PROVISION FOR INCOME TAXES	(342,539)	(538,777)

Provision for income taxes	—	—

NET LOSS	$(342,539)	$(538,777)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,257,592	38,402,291

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2016	—	$—	38,150,981	$3,815	$4,235,077	$(3,606,851)	$632,041

Issuance of common stock for cash	—	—	1,419,066	142	422,359	—	422,501

Issuance of common stock for services	—	—	109,000	11	36,609	—	36,620

Capital contribution	—	—	—	—	99	—	99

Net Loss	—	—	—	—	—	(538,777)	(538,777)

Balance, May 31, 2017	—	—	39,679,047	3,968	4,694,144	(4,145,628)	552,484

Issuance of common stock for services	—	—	80,000	8	19,992	—	20,000

Issuance of common stock for cash	—	—	746,000	75	283,325	—	283,400

Net Loss	—	—	—	—	—	(342,539)	(342,539)

Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,539)	$(538,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,029	1,386
Bad debts	1,962	810
Inventory obsolescence	5,562	7,230
Stock based compensation	32,089	131,342
Change in operating assets and liabilities:
Accounts receivable	750	(4,441)
Inventory	(197,305)	11,695
Advance to suppliers	12,722	14,213
Prepaid expenses and other current assets	2,496	(6,000)
Deposits	—	(5,394)
Accounts payable and accrued expenses	16,790	35,429
Customer deposits	(4,046)	(17,458)

NET CASH USED IN OPERATING ACTIVITIES	(468,490)	(369,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,123)	(5,458)

NET CASH USED IN INVESTING ACTIVITIES	(4,123)	(5,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	283,400	422,501
Note payable from related party	—	675,000
Repayment of note payable to related party	—	(675,000)
Capital contribution	—	99
Advances from a related party	210	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	283,610	422,600

NET (DECREASE) INCREASE IN CASH	(189,003)	47,177

CASH - Beginning of year	416,873	369,696

CASH - End of year	$227,870	$416,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$20,000	$12,089

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $342,539 and $468,490, respectively, for the year ended May 31, 2018.  Additionally the Company has an accumulated deficit of $4,488,167 at May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $3,505 and $18,089 at May 31, 2018 and 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses at May 31, 2017 primarily included prepayments in common stock for consulting services which are being amortized over the terms of their respective agreements while prepayments at May 31, 2018 primarily included cash prepayment to vendors.

Advances to suppliers

Advances to a supplier represents the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of May 31, 2018 and 2017, advances to the Company’s major supplier amounted $3,413 and $16,135, respectively. Upon shipment of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

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

The Company adopted Accounting Standards Update (“ASU”) ASU 2015-14 Revenue from Contracts with Customers for their fiscal year beginning June 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $37,423 and $41,834 for the year ended May 31, 2018 and 2017, respectively.

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

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the year ended May 31, 2018 and 2017.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2018 and 2017, the Company has none and 430,000, respectively, potentially dilutive securities outstanding related to common stock warrants. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

 REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	May 31, 2018	May 31, 2017

Accounts receivable	$32,733	$33,513
Less: Allowance for bad debts	(2,742)	(810)
	$29,991	$32,703

The Company recorded bad debt expense of $1,962 and $810 during the years ended May 31, 2018 and 2017, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	May 31, 2018	May 31, 2017

Finished goods	$113,134	$82,494
Raw materials	208,403	47,300
	$321,537	$129,794

At May 31, 2018, inventory held at third party locations amounted to $64,485. During the year ended May 31, 2018, Management abandoned $3,285 of inventory held at a former distributor at a foreign location outside of the United States as it was not cost efficient to import the inventory back into the United States. The $3,285 is included in cost of sales for the year ended May 31, 2018.

During fiscal 2018 and 2017, the Company wrote down inventory for obsolescence of $5,562 and $7,230 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	May 31, 2018	May 31, 2017

Furniture and fixtures	5 years	$5,759	$5,398
Computer equipment	3 years	7,495	3,733
Less: Accumulated depreciation		(4,905)	(1,876)
		$8,349	$7,255

Depreciation expense amounted to $3,029 and $1,386 for the years ended May 31, 2018 and 2017, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 6 – Loan and Note Payable

In August 2016, the Company received loan proceeds of $675,000 from a related party. The Company may prepay the loan in full during the first 60 days without incurring any interest on the balance. However interest-free period shall cease on October 1, 2016 at which time the note accrues interest at a rate of 8% per annum. The Company paid off this loan in September 2016 and the Company did not incur any interest charges.

Note 7 – Stockholders’ Equity

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company is expressly authorized to provide for the issuance of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed until the resolution adopted by the Board of Directors providing the issuance of such shares. The Board of Directors is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

Common Stock

During the year ended May 31, 2016, the Company issued an aggregate of 19,249,500 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 1 month to 12 months. The Company valued these common shares at the fair value of $577,485 based on the sale of common stock in the recent private placement at $0.03 per common share and recognized the expense over the service periods. In connection with the issuance of these common shares, the Company recorded stock based compensation of $106,811 for the year ended May 31, 2017.

During the year ended May 31, 2017, the Company sold an aggregate of 1,419,066 shares of its common stock at prices ranging from $0.25 to $0.62 per common share for proceeds of $422,501.

During the year ended May 31, 2017, the Company issued an aggregate of 109,000 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 1 month to 6 months. The Company valued these common shares at the fair value of $36,620 based on the sale of common stock in the recent private placements at prices ranging from $0.25 to $0.62 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $12,089 and $24,531 for the years ended May 31, 2018 and 2017, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 7 – Stockholders’ Equity (continued)

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

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

Note 8 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Rent expense amounted to $78,503 and $69,467 for the years ended May 31, 2018 and 2017, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$121,929	$85,664	$36,265	$—
Total	$121,929	$85,664	$36,265	$—

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

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 9 – Related Party Transactions

In August 2016, the Company received loan proceeds of $675,000 from a related party. The Company may prepay the loan in full during the first 60 days without incurring any interest on the balance. However interest-free period shall cease on October 1, 2016 at which time the note accrues interest at a rate of 8% per annum. The Company paid off this loan in September 2016 and the Company did not incur any interest charges. The related party is an affiliated company managed by the brother of the Company’s Chief Executive Officer.

During the year ended May 31, 2017, the Company sold 1,010,000 shares of its common stock to an affiliated company at $0.25 per common share for proceeds of approximately $253,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2018 and 2017, the Company had a payable to the officer of $210 and $0, respectively. These advances were short-term in nature and non-interest bearing.

On September 29, 2017, the Company sold 375,000 shares of its common stock to an affiliated company at $0.40 per common share for proceeds of approximately $150,000. The affiliated company is managed by the brother of the Company’s Chief Executive Officer.

During the year ended May 31, 2018, the Company paid $10,100 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

During the year ended May 31, 2018, the Company paid a total of $15,430 to an affiliated company for advisory services rendered. The related party is an affiliated company managed by the brother of the Company’s Chief Executive Officer.

Note 10 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2018 and 2017, the Company held cash of approximately $0 and $167,000, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2018.

Concentration of Revenue, Product Line, and Supplier

During the year ended May 31, 2018 sales to three customers represented approximately 67% of the Company’s net sales at 45%, 11% and 11%. During the year ended May 31, 2017 sales to three customer represented approximately 48% of the Company’s net sales at 18%, 17% and 13%.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 10 – Concentrations (continued)

During the year ended May 31, 2018 sales to customers outside the United States represented approximately 28% which consisted of 21% from Canada and 7% from Italy and for the year ended May 31, 2017, sales to customers outside the United States represented approximately 44% from Canada.

During the year ended May 31, 2018, sales by product line which each represented over 10% of sales consisted of approximately 34% from sales of hair shampoo, 29% from sales of hair shampoo and conditioner, 13% from sale of hair treatment spray and repair products and 19% from sale of introductory kit (shampoo, conditioner and treatment spray). During the year ended May 31, 2017, sales by product line which each represented over 10% of sales consisted of approximately 22% from sales of hair shampoo, 17% from sales of hair shampoo and conditioner, 10% from sale of hair treatment and repair products and 41% from sale of introductory kit (shampoo, conditioner and treatment spray).

As of May 31, 2018, accounts receivable from three customers represented approximately 60% at 34%, 14% and 12% and at May 31, 2017 from four customers represented approximately 89% at 18%, 30%, 10% and 31% of the accounts receivable, respectively.

The Company purchased inventories and products from one vendor totaling approximately $412,000 (60% of the purchases) and two vendors totaling $184,000 (73% of the purchases at 61% and 12%) during the years ended May 31, 2018 and 2017, respectively.

Note 11 – Income taxes

The Company has incurred aggregate net operating losses of approximately $965,200 for income tax purposes as of May 31, 2018. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2038. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Year Ended May 31, 2018	For the Year Ended May 31, 2017
Tax benefit computed at “expected” statutory rate of 34%	$(116,500)	$(183,200)
State tax benefit of 9%	(30,800)	(48,500)
Change in Federal tax rate at 21%	125,500	—
Non-deductible expenses: Stock-based compensation	13,800	56,500
Increase in valuation allowance	8,000	175,200
Net income tax benefit	$—	$—

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 AND 2017

Note 11 – Income taxes (continued)

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:

	May 31, 2018	May 31, 2017
Net operating loss carryover	$289,600	$281,600
Less: valuation allowance	(289,600)	(281,600)
Net deferred tax asset	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of May 31, 2018, was an approximately $125,500 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company provided a valuation allowance equal to the deferred income tax asset at May 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $8,000 in fiscal 2018 and $175,200 in fiscal 2017.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY (1)		S-1/A	5/31/2017	4.2	11/17/2017
5.1	Legal Opinion of Eilers Law Group, P.A.		S-1	05/31/2017	5.1	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act			-	31.1	-
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act			-	31.2	-
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act			-	32.1	-
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act			-	32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August 2018.

REVIV3 PROCARE COMPANY
(the "Registrant")

BY:	/s/Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

BY:	/s/Chris Go
Chris Go
Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeff Toghraie	Member of the Board of Directors	August 10, 2018
Jeff Toghraie

/s/Chris Go	Member of the Board of Directors	August 10, 2018
Chris Go

EXHIBIT INDEX

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY (1)		S-1/A	5/31/2017	4.2	11/17/2017
5.1	Legal Opinion of Eilers Law Group, P.A.		S-1	05/31/2017	5.1	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act			-	31.1	-
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act			-	31.2	-
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act			-	32.1	-
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act			-	32.2