Form 10-Q
period 2018-08-31
Reviv3 Procare Co
filed 2018-10-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 11, 2018, there were 40,505,047 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2018

UNAUDITED

1

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	August 31,	May 31,
	2018	2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$141,236	$227,870
Accounts receivable, net	27,495	29,991
Inventory	357,601	321,537
Advance to suppliers	26,483	3,413
Prepaid expenses and other current assets	7,801	3,505

Total Current Assets	560,616	586,316

OTHER ASSETS:
Property and equipment, net	7,437	8,349
Deposits	14,849	14,849

Total Other Assets	22,286	23,198

TOTAL ASSETS	$582,902	$609,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100,255	$79,759
Customer deposits	62,396	16,200
Due to related party	210	210

Total Current Liabilities	162,861	96,169

Total Liabilities	162,861	96,169

Commitments and contingencies (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 40,505,047 shares issued and outstanding as of August 31, 2018 and May 31, 2018	4,051	4,051
Additional paid-in capital	4,997,461	4,997,461
Accumulated deficit	(4,581,471)	(4,488,167)

Total Stockholders' Equity	420,041	513,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$582,902	$609,514

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Periods Ended
	August 31,
	2018	2017

Sales	$141,180	$111,245

Cost of sales	63,776	44,505

Gross profit	77,404	66,740

OPERATING EXPENSES:
Marketing and selling expenses	9,203	12,607
Compensation and related taxes	7,669	5,606
Professional and consulting expenses	49,486	118,710
General and administrative	104,099	55,512

Total Operating Expenses	170,457	192,435

LOSS FROM OPERATIONS	(93,053)	(125,695)

OTHER INCOME (EXPENSE):
Interest income	21	30
Interest expense and other finance charges	(272)	(1,064)

Other Income (Expense), Net	(251)	(1,034)

LOSS BEFORE PROVISION FOR INCOME TAXES	(93,304)	(126,729)

Provision for income taxes	—	—

NET LOSS	$(93,304)	$(126,729)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,505,047	30,752,308

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Month Periods Ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,304)	$(126,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	913	596
Bad debts	—	1,540
Inventory obsolescence	636	—
Stock based compensation	—	27,396
Change in operating assets and liabilities:
Accounts receivable	2,496	(6,666)
Inventory	(36,700)	(74,333)
Advance to suppliers	(23,070)	(30,212)
Prepaid expenses and other current assets	(4,296)	(7,039)
Accounts payable and accrued expenses	20,495	21,420
Customer deposits	46,196	(4,098)

NET CASH USED IN OPERATING ACTIVITIES	(86,634)	(198,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(468)

NET CASH USED IN INVESTING ACTIVITIES	—	(468)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	—	150

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	150

NET DECREASE IN CASH	(86,634)	(198,443)

CASH - Beginning of year	227,870	416,873

CASH - End of year	$141,236	$218,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$—	$20,000

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three months ended August 31, 2018 and 2017 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2018. The results of operations for the three months ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $93,304 and $86,634, respectively, for three months period ended August 31, 2018.  Additionally the Company has an accumulated deficit of $4,581,471 at August 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $7,801 and $3,505 at August 31, 2018 and May 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses at August 31, 2018 primarily included prepaid rent and May 31, 2018 primarily included cash prepayments to vendors.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As of August 31, 2018 and May 31, 2018, advances to the Company’s major supplier amounted to $26,483 and $3,413, respectively. Upon shipment, by the vendor, of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

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

Revenue recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company sells a variety of hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction of revenues. See Note 10 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $9,203 and $12,607 for the three months period ended August 31, 2018 and 2017, respectively.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective June 1, 2018, the Company adopted the proposed update to ASC 718 whereby, the accounting for share-based payments to nonemployees and employees is substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Consistent with the accounting requirement for employee sharebased payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The adoption of the standard did not have a material impact on the financial statements of the Company.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2018 and 2017, the Company had no potentially dilutive securities.

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

In January 2017, the FASB issued ASU No. 2017-4, “Intangibles – Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value. as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Financial Statements. The Company is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	August 31, 2018	May 31, 2018

Accounts receivable	$30,237	$32,733
Less: Allowance for bad debts	(2,742)	(2,742)
	$27,495	$29,991

The Company recorded bad debt expense of $0 and $1,540 during the three month periods ended August 31, 2018 and 2017, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	August 31, 2018	May 31, 2018

Finished goods	$81,587	$113,134
Raw materials	276,014	208,403
	$357,601	$321,537

At August 31, 2018 and May 31, 2018, inventory held at third party locations amounted to $35,850 and $64,485, respectively.

During the three months period ended August 31, 2018 and 2017, the Company wrote down inventory for obsolescence of $636 and $0 which is included in cost of sales.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	August 31, 2018	May 31, 2018
Furniture and fixtures	5 years	$5,759	$5,759
Computer equipment	3 years	7,495	7,495
Less: Accumulated depreciation		(5,817)	(4,905)
		$7,437	$8,349

Depreciation expense amounted to $913 and $596 for the three month periods ended August 31, 2018 and 2017, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	August 31, 2018	May 31, 2018
Trade Payables	$60,490	$41,320
Accrued Freight	22,532	22,532
Credit Cards	17,077	15,521
Other	156	386
	$100,255	$79,759

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

No stock was issued during the three months period ended August 31, 2018.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 8 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Rent expense amounted to $25,066 and $21,631 for the three month periods ended August 31, 2018 and 2017, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$100,945	$86,311	$14,635	$—
Total	$100,945	$86,311	$14,635	$—

The Company entered into an agreement with a consultant, during the quarter ended August 31, 2018, for services for a term of one year commencing from September 1, 2018. The consultant shall be entitled to receive 10% of the gross revenues generated as a direct result of their activities, a monthly fee of $1,000 and 12,500 shares of common stock of the Company on a quarterly basis.

Note 9 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At August 31, 2018 and May 31, 2018, the Company had a payable to the officer of $210 and $210, respectively. These advances were short-term in nature and non-interest bearing.

During the three month period ended August 31, 2018, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

Note 10 – Concentrations

Concentration of Revenue, Product Line, and Supplier

During the three month period ended August 31, 2018 sales to three customers represented approximately 59% of the Company’s net sales at 25%, 18% and 16%. During the three month period ended August 31, 2017, sales to two customers represented approximately 47% of the Company’s net sales at 20% and 27%.

During the three month period ended August 31, 2018 sales to customers outside the United States represented approximately 33% which consisted of 27% from Canada and 6% from Hong Kong and for the three month period ended August 31, 2017, sales to customers outside the United States represented approximately 41% from Canada.

During the three month period ended August 31, 2018, sales by product line which each represented over 10% of sales consisted of approximately 22% from sales of hair shampoo, 16% from sales of hair shampoo and conditioner, 20% from sale of hair treatment spray and repair products and 22% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three months ended August 31, 2017, sales by product line which each represented greater than 10% of sales consisted of approximately 21% from sales of hair shampoo, 14% from sales of hair shampoo and conditioner, 13% from sale of hair treatment spray and 33% from sale of introductory kit (shampoo, conditioner, and treatment spray).

As of August 31, 2018, accounts receivable from four customers represented approximately 87% at 33%, 30%, 12% and 12% and at May 31, 2018, accounts receivable from three customers represented approximately 60% at 34%, 14% and 12% of the accounts receivable, respectively.

The Company purchased inventories and products from four vendors totaling approximately $86,500 (87% of the purchases) and three vendors totaling approximately $65,000 (87% of the purchases) during the three month periods ended August 31, 2018 and 2017, respectively.

Note 11 – Subsequent events

Subsequent to the three month period ended August 31, 2018, the Company entered into a stock subscription agreement to issue 250,000 shares of its Common Stock at $0.40 per share, in exchange for proceeds of $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this prospectus.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

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

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands and has adopted and used the trademarks products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of 11 exclusive distribution agreements with various parties throughout our targeted market. Majority of our ingredients are derived from natural sources. Our manufacturing operations are outsourced and fulfilled by through our co-packers and manufacturing partners. Currently, we produce 7 products with 13 separate sku’s and look to expand our product lines over the next 12 months.

Since our inception, we have engaged in significant operational activities as described in "Business," above.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the Three Months Ended August 31, 2018

Our results of operations for the three months ended August 31, 2018 and 2017 are summarized below.

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017
Revenues	$141,180	$111,245
Cost of Sales	$63,776	$44,505
Total operating expenses	$170,457	$192,435
Loss from operations	$(93,053)	$(125,695)
Net loss	$(93,304)	$(126,729)

For the three months ended August 31, 2018 revenues increased by approximately $29,935, or 26.9%, as compared to the three months ended August 31, 2017.

Cost of sales includes the cost of product and shipping fees for products received. For the three months ended August 31, 2018, cost of sales increased by approximately $19,271 or 43.3%, as compared to the three months ended August 31, 2018.

For the three months ended August 31, 2018, gross profit amounted to $77,404 as compared to $66,740 in the three months ended August 31, 2017, amounting to an increase of $10,664, or 15.9%. For the three months ended August 31, 2018 and 2017, gross profit margins were at 54.8% and 60%, respectively. This decrease in gross margin is due to normal business fluctuations, which are within expectations based from prior performance.

For the three months ended August 31, 2018 and 2017, we incurred operating expenses of $170,457 and $192,435, respectively, and a net loss of $(93,304) and $(126,729), respectively. The operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by approximately $21,978 or 11.4% as compared to the last three months ended August 31, 2018.

During the three months ended August 31, 2018, other expense decreased by $783 or 75.7%.

Liquidity and Capital Resources

For the Three Months Ended August 31, 2018 and 2017

The following table provides detailed information about our net cash flows:

	For the Three Months Ended August 31, 2018	For the Three Months Ended August 31, 2017
Cash Flows
Net cash used in operating activities	$(86,634)	$(198,125)
Net cash used in investing activities	—	(468)
Net cash provided by financing activities	—	150
Net change in cash	$(86,634)	$(198,443)

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

Operating Activities

For the Three Months Ended August 31, 2018 and 2017

Cash used in operating activities for the three months ended August 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(86,634) consisted of a net loss of $(93,304). The net loss was partially offset by reconciliation of depreciation of $913, inventory obsolescence of $636, offset by net changes in operating assets and liabilities of $5,121 primarily from an increase in inventory, advances to suppliers and increase in accounts payable and accrued expenses and customer deposits.

Cash used in operating activities for the three months ended August 31, 2017 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $(198,125) consisted of a net loss of $(126,729). The net loss was partially offset by reconciliation of depreciation of $596, bad debts of $1,540, stock based compensation of $27,396 offset by the net changes in operating assets and liabilities of $100,928 primarily due to a decrease in inventory, decrease in accounts payable and accrued expenses and customer deposits.

Investing Activities

For the Three Months Ended August 31, 2018 and 2017

For the Three Months Ended August 31, 2018 and 2017 we derived cash flow from investing activities of $0 and $(468), respectively.

Financing Activities

For the Three Months Ended August 31, 2018 and 2017

For the three months ended August 31, 2018 net cash provided by financing activities was $0.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended August 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2018
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2018
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2018
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2018
101.INS	XBRL Instance	X		08/31/2018
101.SCH	XBRL Taxonomy Extension Schema	X		08/31/2018
101.CAL	XBRL Taxonomy Extension Calculation	X		08/31/2018
101.DEF	XBRL Taxonomy Extension Definition	X		08/31/2018
101.LAB	XBRL Taxonomy Extension Labels	X		08/31/2018
101.PRE	XBRL Taxonomy Extension Presentation	X		08/31/2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviv3 Procare Company

Date: October 11, 2018	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal accounting officer and principal financial officer)

-8-