Form 10-Q
period 2018-11-30
Reviv3 Procare Co
filed 2019-01-14
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

As of January 14, 2019, there were 41,277,547 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

UNAUDITED

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	November 30, 2018	May 31,2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$382,053	$227,870
Accounts receivable, net	35,548	29,991
Inventory	320,681	321,537
Advance to suppliers	15,752	3,413
Prepaid expenses and other current assets	8,889	3,505

Total Current Assets	762,923	586,316

OTHER ASSETS:
Property and equipment, net	8,923	8,349
Deposits	14,849	14,849

Total Other Assets	23,772	23,198

TOTAL ASSETS	$786,695	$609,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,468	$79,759
Customer deposits	52,015	16,200
Due to related party	210	210

Total Current Liabilities	115,693	96,169

Total Liabilities	115,693	96,169

Commitments and contingencies (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,277,547 and 40,505,047 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively	4,128	4,051
Additional paid-in capital	5,306,384	4,997,461
Accumulated deficit	(4,639,510)	(4,488,167)

Total Stockholders' Equity	671,002	513,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$786,695	$609,514

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	November 30,		November 30,
	2018	2017	2018	2017

Sales	$240,159	$135,909	$381,339	$247,154

Cost of sales	159,616	67,618	223,392	112,123

Gross profit	80,543	68,291	157,947	135,031

OPERATING EXPENSES:
Marketing and selling expenses	32,269	25,257	41,472	37,864
Compensation and related taxes	7,417	6,816	15,086	12,422
Professional and consulting expenses	70,694	88,545	120,180	207,255
General and administrative	28,227	47,956	132,326	103,468

Total Operating Expenses	138,607	168,574	309,064	361,009

LOSS FROM OPERATIONS	(58,064)	(100,283)	(151,117)	(225,978)

OTHER INCOME (EXPENSE):
Interest income	25	27	46	57
Interest expense and other finance charges	—	(1,042)	(272)	(2,106)

Other Income (Expense), net	25	(1,015)	(226)	(2,049)

LOSS BEFORE PROVISION FOR INCOME TAXES	(58,039)	(101,298)	(151,343)	(228,027)

Provision for income taxes	—	—	—	—

NET LOSS	$(58,039)	$(101,298)	$(151,343)	$(228,027)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,649,936	40,262,456	40,576,695	40,011,490

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(UNAUDITED)

For the Six Months ended November 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345
Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000
Shares to be issued for services	—	—	12,500	1	4,999	—	5,000
Net loss for the six months ended November 30, 2018	—	—	—	—	—	(151,343)	(151,343)
Balance, November 30, 2018 (Unaudited)	—	$—	41,277,547	$4,128	$5,306,384	$(4,639,510)	$671,002

For the Three Months ended November 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2018 (Unaudited)	—	—	40,505,047	$4,051	$4,997,461	$(4,581,471)	$420,041
Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000
Shares to be issued for services	—	—	12,500	1	4,999	—	5,000
Net loss for the three months ended November 30, 2018	—	—	—	—	—	(58,039)	(58,039)
Balance, November 30, 2018 (Unaudited)	—	$—	41,277,547	$4,128	$5,306,384	$(4,639,510)	$671,002

For the Six Months ended November 30, 2017
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2017	—	$—	39,679,047	$3,968	$4,694,144	$(4,145,628)	$552,484
Issuance of common stock for services	—	—	80,000	8	19,992	—	20,000
Issuance of common stock for cash	—	—	746,000	74	283,326	—	283,400
Net loss for the six months ended November 30, 2017	—	—	—	—	—	(228,027)	(228,027)
Balance, November 30, 2017 (Unaudited)	—	$—	40,505,047	$4,050	$4,997,462	$(4,373,655)	$627,857

For the Three Months ended November 30, 2017
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2017 (Unaudited)	—	—	39,759,047	$3,976	$4,714,136	$(4,272,357)	$445,755
Issuance of common stock for cash	—	—	746,000	74	283,326	—	283,400
Net loss for the three months ended November 30, 2017	—	—	—	—	—	(101,298)	(101,298)
Balance, November 30, 2017 (Unaudited)	—	—	40,505,047	$4,050	$4,997,462	$(4,373,655)	$627,857

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Periods Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,343)	$(228,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,043	1,204
Bad debts	297	1,204
Stock based compensation	5,000	30,973
Change in operating assets and liabilities:
Accounts receivable	(5,854)	14,617
Inventory	856	(234,471)
Advance to suppliers	(12,339)	(5,649)
Prepaid expenses and other current assets	(5,384)	3,000
Accounts payable and accrued expenses	(16,291)	40,246
Customer deposits	35,815	24,768

NET CASH USED IN OPERATING ACTIVITIES	(147,200)	(352,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,617)	(468)

NET CASH USED IN INVESTING ACTIVITIES	(2,617)	(468)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	304,000	283,400
Advances from a related party	—	210

NET CASH PROVIDED BY FINANCING ACTIVITIES	304,000	283,610

NET INCREASE (DECREASE) IN CASH	154,183	(68,993)

CASH - Beginning of year	227,870	416,873

CASH - End of year	$382,053	$347,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$—	$20,000

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization

Reviv3 Procare Company (the “Company”, “We”, “Its”, and “Procare”) was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation, Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and six months ended November 30, 2018 and 2017 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2018. The results of operations for the six months ended November 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $151,343 and $147,200, respectively, for six months period ended November 30, 2018.  Additionally, the Company has an accumulated deficit of $4,639,510 at November 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization (continued)

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $8,889 and $3,505 at November 30, 2018 and May 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses at November 30, 2018 primarily included prepaid rent and at May 31, 2018 primarily included cash prepayments to vendors.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As at November 30, 2018 and May 31, 2018, advances to the Company’s major supplier amounted to $15,752 and $3,413, respectively. Upon shipment, by the vendor, of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization (continued)

Revenue recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

The Company sells a variety of hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues. See Note 10 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales includes the cost of the product and freight-in costs.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $9,154 and $10,625 for the three months period ended November 30, 2018 and 2017, respectively. Shipping costs included in marketing and selling expense were $18,357 and $16,112 for the six months period ended November 30, 2018 and 2017, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization (continued)

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization (continued)

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

Effective June 1, 2018, the Company adopted the ASU 2018-07 whereby, the accounting for share-based payments to nonemployees and employees is substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Consistent with the accounting requirement for employee share based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. There was no cumulative effect of the adoption of this standard.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 1 – Organization (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2018 and 2017, the Company had no potentially dilutive securities.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Financial Statements. The Company is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	November 30, 2018	May 31, 2018
	(Unaudited)
Accounts receivable	$38,587	$32,733
Less: Allowance for bad debts	(3,039)	(2,742)
	$35,548	$29,991

The Company recorded bad debt expense of $297 and $1,204 during the six months periods ended November 30, 2018 and 2017, respectively. The Company recorded bad debt expense of $297 and $0 during the three months periods ended November 30, 2018 and 2017, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	November 30, 2018	May 31, 2018
	(Unaudited)
Finished goods	$55,327	$113,134
Raw materials	265,354	208,403
	$320,681	$321,537

At November 30, 2018 and May 31, 2018, inventory held at third party locations and inventory in transit amounted to $32,053 and $64,485, respectively.

During the six months period ended November 30, 2018 and 2017, the Company wrote down inventory for obsolescence of $636 and $0 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	November 30, 2018	May 31, 2018
		(Unaudited)
Furniture and fixtures	5 years	$5,759	$5,759
Computer equipment	3 years	10,112	7,495
Less: Accumulated depreciation		(6,948)	(4,905)
		$8,923	$8,349

Depreciation expense amounted to $2,043 and $1,204 for the six months periods ended November 30, 2018 and 2017, respectively. Depreciation expense amounted to $1,130 and $608 for the three months periods ended November 30, 2018 and 2017, respectively.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	November 30, 2018	May 31, 2018
	(Unaudited)
Trade Payables	$20,256	$41,320
Accrued Freight	22,716	22,532
Credit Cards	19,953	15,521
Other	543	386
	$63,468	$79,759

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

Common Stock

During the six months period ended November 30, 2018, the Company issued 760,000 shares of common stock for $304,000 cash proceeds to third party investors at $0.40 per share.

During the three months period ended November 30, 2018, the Company recorded 12,500 shares of common stock for shares earned by third party consultant for providing services to the Company. The shares were valued at $0.40 per share or $5,000 based on recent common stock sales.

In June 2017, the Company issued an aggregate of 80,000 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 2 months to 6 months. The Company valued these common shares at the fair value of $20,000 based on the sale of common stock in the then recent private placements at $0.25 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $20,000.

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

As of November 30, 2018, 41,277,547 shares of common stock were outstanding.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 8 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Base rent for the period from October 2018 amounted to $7,210 per month. Rent expense amounted to $47,537 and $36,266 for the six month periods ended November 30, 2018 and 2017, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$79,528	$79,528	$—	$—
Total	$79,528	$79,528	$—	$—

The Company entered into an agreement with a consultant, during the six months period ended November 30, 2018, for services for a term of one year commencing from September 1, 2018. The consultant shall be entitled to receive 10% of the gross revenues generated as a direct result of their activities, a monthly fee of $1,000 and 12,500 shares of common stock of the Company on a quarterly basis. The Company recorded $5,000 for the 12,500 shares earned for the quarter ended November 30, 2018 (See Note 7).

Note 9 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2018 and May 31, 2018, the Company had a payable to the officer of $210 and $210, respectively. These advances were short-term in nature and non-interest bearing.

During the six months period ended November 30, 2018, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

Note 10 – Concentrations

Concentration of Revenue, Product Line, and Supplier

During the six months period ended November 30, 2018 sales to two customers represented approximately 45% of the Company’s net sales at 30% and 15%. During the six months ended November 30, 2017 sales to four customers represented approximately 67% of the Company’s net sales at 23%, 17%, 14% and 13%.

During the six months period ended November 30, 2018 sales to customers outside the United States represented approximately 37% which consisted of 23% from Canada, 9% from Italy, 5% from Hong Kong and 1% from United Kingdom. During the six months ended November 30, 2017 sales to customers outside the United States represented approximately 47% which consisted of 33% from Canada and 14% from Italy.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

(UNAUDITED)

Note 10 – Concentrations (continued)

During the six months period ended November 30, 2018, sales by product line comprised of the following:

Prep cleanser and shampoo	18%
Moisturizer and conditioner	13%
Treatment spray	6%
Cellular complex	6%
Hair masque	1%
Thickening spray	2%
Introductory kit	21%
Fragrance shampoo and conditioner	15%
Thermal protect	4%
Thickening spray	4%
Others	10%
Total	100%

During the six months ended November 30, 2017, sales by product line which each represented over 10% of sales consisted of approximately 23% from sales of hair shampoo, 17% from sales of hair shampoo and conditioner, 26% from sale of hair treatment spray and repair products and 31% from sale of introductory kit (shampoo, conditioner and treatment spray).

As of November 30, 2018, accounts receivable from three customers represented approximately 77% at 26%, 32% and 19% and at May 31, 2018, accounts receivable from three customers represented approximately 60% at 34%, 14% and 12% of the accounts receivable, respectively.

The Company purchased inventories and products from three vendors totaling approximately $241,220 (75% of the purchases) and three vendors totaling approximately $239,000 (85% of the purchases) during the six months periods ended November 30, 2018 and 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of 11 exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. Currently, we produce seven (7) products with 13 separate SKU’s and look to expand our product lines significantly over the next 12 months.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Results of Operations

For the Three and Six months ended November 30, 2018 Compared to the Three Months and Six Months ended November 30, 2017

Revenues for the three months periods ended November 30, 2018 and 2017 were $240,159 and $135,909, respectively. Revenues for the three months period ended November 30, 2018 increased by $104,250 or 77%, as compared to the same comparable period in 2017. Revenues for the six months periods ended November 30, 2018 and 2017 were $381,339 and $247,154, respectively. Revenues for the six months period ended November 30, 2018 increased by $134,185 or 54%, as compared to the same comparable period in 2017. Revenues increased in the 2018 respective periods compared to the same comparable periods in 2017 primarily due to us receiving a significantly large sales order from a customer in November 2018 for promoting our products during the upcoming holiday season, and a general increase in sales to our existing customers due to a wider name and brand recognition of our products.

Cost of sales consisted primarily of cost of product and freight in costs. Cost of sales for the three months ended November 30, 2018 and 2017 was $159,616 and $67,618, respectively. Cost of sales as a percentage of sales for the three months ended November 30, 2018 and 2017 was 66% and 50%, respectively. Cost of sales for the three months ended November 30, 2018 increased by $91,998 or 136% over the comparable period in 2017. Cost of sales for the six months ended November 30, 2018 and 2017 was $223,392 and $112,123, respectively. Cost of sales as a percentage of sales for the six months ended November 30, 2018 and 2017 was 59% and 45%, respectively. Cost of sales for the six months ended increased by $111,269 or 99% over the comparable period in 2017. Cost of sales increased in 2018 for the respective periods as compared to the same comparable periods in 2017 primarily due to the increase in sales, increase in freight cost, and selling promotional items to customers for the upcoming holidays season at a lower margin to gain market share.

Gross profit for the three months ended November 30, 2018 and 2017 was $80,543 and $68,291, respectively. Gross profit as a percentage of revenues for the three months ended November 30, 2018 was 34% as compared to 50% for the same comparable period in 2017. Gross profit for the six months ended November 30, 2018 and 2017 was $157,947 and $135,031, respectively. Gross profit as a percentage of revenues for the six months ended November 30, 2018 was 41% as compared to 55% for the same comparable period in 2017. The decrease in gross profit was primarily attributable to the increase in cost of sales due to selling promotional products at a lower margin to a customer.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended November 30, 2018 and 2017 were $138,607 and $168,574, respectively. Operating expenses as a percentage of revenues for the three months ended November 30, 2018 and 2017 were 58% and 124% respectively. Operating expenses for the three months ended November 30, 2018 decreased by $29,967 or 18% as compared to the comparable period in 2017. Operating expenses for the six months ended November 30, 2018 and 2017 were $309,064 and $361,009, respectively. Operating expenses as a percentage of revenues for the six months ended November 30, 2018 and 2017 were 81% and 146% respectively. Operating expenses for the six months ended November 30, 2018 decreased by $51,945 or 14% as compared to the comparable period in 2017. The decrease in operating expenses is attributable primarily due to the reduction in independent contractors and their fees, reduction in legal and professional fees offset by increase in the general and administrative expenses relating to rent, insurance, and other general and administrative expenses during the respective periods in 2018 compared to the same comparable periods in 2017.

Other income (expense) consisted of interest income and interest expense and other finance charges incurred by us. Interest income for the three months ended November 30, 2018 and 2017 was $25 and $27, respectively. Interest expense and other finance changes for the three months ended November 30, 2018 and 2017 were $0 and $1,042, respectively. Interest income for the six months ended November 30, 2018 and 2017 was $46 and $57, respectively. Interest expenses and other finance charges for the six months ended November 30, 2018 and 2017 were $272 and $2,106, respectively, primarily due to interest expense related to business credit card financing charges.

As a result of the above, we reported a net loss of $58,039 and $151,343 for the three months and nine months periods ended November 30, 2018.

Liquidity and Capital Resources

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

Cash Flows

Operating Activities

Net cash flows used in operating activities for the six months ended November 30, 2018 was $147,200, attributable to a net loss of $151,343, depreciation of $2,043, bad debts of $297, stock based compensation of $5,000 and net change in operating assets and liabilities of $3,197 primarily due to increase in accounts receivable and customer deposits, and decrease in inventory, advances to suppliers, prepaid expenses and other current assets and accounts payable and accrued expenses. Net cash flows used in operating activities for the six months ended November 30, 2017 was $352,135, attributable to a net loss of $228,027, depreciation and bad debts of $1,204 each, stock based compensation of $30,973, and net decrease in operating assets and liabilities of $157,489, primarily due to decrease in accounts receivable, prepaid expenses and other current assets and advance to suppliers, and increase in inventory, accounts payable and accrued expenses and customer deposits.

Investing Activities

Net cash flows used by investing activities for the six months ended November 30, 2018 and 2017 was $2,617 and $468, respectively. We purchased property and equipment of $2,617 and $468 during the six months periods ended November 30, 2018 and 2017, respectively.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2018 and 2017 was $304,000 and $283,610, respectively. We raised $304,000 and $283,400 in capital funds through private placement offerings during the six months ended November 30, 2018 and 2017, respectively. In addition, we received advances from a related party of $210 during the six months ended November 30, 2017.

As a result of the activities described above, we recorded a net increase of cash of $154,183 during the six months ended November 30, 2018, and net decrease of cash of $68,993 for the six months ended November 30, 2017.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to expand our operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

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

Critical Accounting Policies

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, impairment of intangible assets and long-lived assets, inventory, stock compensation, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Significant Accounting Policies

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

Accounts receivable and allowance for doubtful accounts

Our policy of providing on allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in its existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

We value inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. We reduce inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. We evaluate our current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Revenue recognition

Effective June 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of our initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606. We sell a variety of hair and skin care products. We recognize revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell our products is typically recorded as a reduction in revenues.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” in the notes to the unaudited condensed financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed financial statements.

Financial Instruments

Fair Value

Our financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, and customer deposits. There are no significant differences between the carrying amounts of the items reported on the statements of financial position and their estimated fair values. Our risk exposures and their impact on our financial instruments are summarized below.

Credit Risk

We are exposed to credit risk on the accounts receivable from customers. In order to reduce our credit risk, we have adopted credit policies which include the regular review of outstanding accounts receivable. We do not have significant exposure to any individual clients or counterparty. At November 30, 2018 and May 31, 2018, management considered our credit risk in relation to such financial assets to be low and accordingly no allowance for loss has been recorded. Generally, the carrying amount on the statements of financial position of our financial assets exposed to credit risk, net of any applicable provisions for losses, represents the maximum amount exposed to credit risk.

Liquidity Risk

We are exposed to liquidity risk. Liquidity risk is the exposure of our Company to the risk of not being able to meet our financial obligations as they fall due. Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. Our future liquidity is dependent on factors such as the ability to generate cash from operations and to raise money through debt or equity financing.

Foreign Currency Risk

Foreign exchange risk arises from the changes in foreign exchange rates that may affect the fair value or future cash flows of our financial assets or liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2018, the Company sold 250,000 shares of common stock to an investor and received cash proceeds of $100,000.

On November 26, 2018, the Company sold 510,000 shares of common stock to 17 investors and received cash proceeds of $204,000.

On November 30, 2018, the Company issued 12,500 shares of common stock to a consultant for services valued at $5,000.

All of the securities set forth above were sold pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used. And the investors were purchasing the common stock for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended November 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2018
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2018
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		11/30/2018
101.INS	XBRL Instance	X		11/30/2018
101.SCH	XBRL Taxonomy Extension Schema	X		11/30/2018
101.CAL	XBRL Taxonomy Extension Calculation	X		11/30/2018
101.DEF	XBRL Taxonomy Extension Definition	X		11/30/2018
101.LAB	XBRL Taxonomy Extension Labels	X		11/30/2018
101.PRE	XBRL Taxonomy Extension Presentation	X		11/30/2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: January 14, 2019

By: /s/Jeff Toghraie

____________________________

Jeff Toghraie

Chief Executive Officer and

Chief Financial Officer

(Principal Executive Officer, Principal

Accounting Officer and Principal

Financial Officer)