Form 10-Q/A
period 2018-08-31
Reviv3 Procare Co
filed 2019-02-20
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Reviv3 Procare Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended August 31, 2018 (the “Original Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2018, solely for the purpose of correcting the disclosures in Item 4 – Controls and Procedures, that were previously filed with the Original Report. The Company is amending its Original Report in response to comments received from the staff of the SEC on February 7, 2019.

This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosures contained in the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment (Exhibit 31.1 and Exhibit 31.2). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

i

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls end procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated end communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of August 31, 2018, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses in our internal control over financial reporting which we identified and previously reported in the Annual Report on Form 10-K for the year ended May 31, 2018: (1) insufficient number of qualified accounting personnel governing the financial close and reporting process, (2) lack of independent directors, and (3) lack of proper segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting and consulting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. We plan to recruit independent directors in the near future to oversee, establish and maintain adequate internal controls over financial reporting. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.1	10/12/2018
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.2	10/12/2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviv3 Procare Company

Date:February 20, 2019	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Financial Officer)

-4-