Form 10-Q/A
period 2018-11-30
Reviv3 Procare Co
filed 2019-02-20
CIK 1718500

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

EXPLANATORY NOTE

Reviv3 Procare Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended November 30, 2018 (the “Original Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2019, solely for the purpose of correcting the disclosures in Item 4 – Controls and Procedures, that were previously filed with the Original Report. The Company is amending its Original Report in response to comments received from the staff of the SEC on February 7, 2019.

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

i

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls end procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated end communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of November 30, 2018, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.1	01/14/2019
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.2	01/14/2019

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