Form 10-Q
period 2019-02-28
Reviv3 Procare Co
filed 2019-04-10
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 10, 2019, there were 41,277,547 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	February 28, 2019	May 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$400,494	$227,870
Accounts receivable, net	38,521	29,991
Inventory	427,761	321,537
Advance to suppliers	—	3,413
Prepaid expenses and other current assets	—	3,505

Total Current Assets	866,776	586,316

OTHER ASSETS:
Property and equipment, net	35,111	8,349
Deposits	14,849	14,849

Total Other Assets	49,960	23,198

TOTAL ASSETS	$916,736	$609,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$171,267	$79,759
Customer deposits	58,647	16,200
Due to related party	3,210	210
Equipment financing payable, current	3,300	—

Total Current Liabilities	236,424	96,169

LONG TERM LIABILITIES:
Equipment financing payable	12,878	—

Total Liabilities	249,302	96,169

Commitments and contingencies (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,277,547 shares issued and outstanding as of February 28, 2019 and 40,505,047 shares issued and outstanding as of May 31, 2018	4,128	4,051
Additional paid-in capital	5,306,384	4,997,461
Accumulated deficit	(4,643,078)	(4,488,167)

Total Stockholders' Equity	667,434	513,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$916,736	$609,514

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	February 28,		February 28,
	2019	2018	2019	2018

Sales	$281,062	$219,254	$662,401	$466,408

Cost of sales	158,846	135,236	382,238	247,359

Gross profit	122,216	84,018	280,163	219,049

OPERATING EXPENSES:
Marketing and selling expenses	22,439	36,767	63,911	74,631
Compensation and related taxes	7,344	8,235	22,430	20,657
Professional and consulting expenses	37,732	90,720	157,912	297,975
General and administrative	58,212	60,274	190,538	163,742

Total Operating Expenses	125,727	195,996	434,791	557,005

LOSS FROM OPERATIONS	(3,511)	(111,978)	(154,628)	(337,956)

OTHER INCOME (EXPENSE):
Interest income	49	33	95	90
Interest expense and other finance charges	(106)	(965)	(378)	(3,071)

Other Income (Expense), Net	(57)	(932)	(283)	(2,981)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,568)	(112,910)	(154,911)	(340,937)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,568)	$(112,910)	$(154,911)	$(340,937)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,277,547	40,505,047	40,808,595	40,174,201

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

For the nine months ended February 28, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2018	—	—	40,505,047	4,051	4,997,461	(4,488,167)	513,345
Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000
Shares to be issued for services	—	—	12,500	1	4,999	—	5,000
Net loss for the nine months period ended February 28, 2019	—	—	—	—	—	(154,911)	(154,911)
Balance, February 28, 2019	—	—	41,277,547	$4,128	$5,306,384	$(4,643,078)	$667,434

For the three months ended February 28, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2018	—	—	41,277,547	4,128	5,306,384	(4,639,510)	671,002
Net loss for the nine months period ended February 28, 2019	—	—	—	—	—	(3,568)	(3,568)
Balance, February 28, 2019	—	—	41,277,547	$4,128	$5,306,384	$(4,643,078)	$667,434

For the nine months ended February 28, 2018
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2017	—	—	39,679,047	3,968	4,694,144	(4,145,628)	552,484
Issuance of common stock for cash	—	—	746,000	74	283,326	—	283,400
Shares to be issued for services	—	—	80,000	8	19,992	—	20,000
Net loss for the nine months period ended February 28, 2018	—	—	—	—	—	(340,937)	(340,937)
Balance, February 28, 2018	—	—	40,505,047	$4,050	$4,997,462	(4,486,565)	$514,947

For the three months ended February 28, 2018
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2017	—	—	40,505,047	4,050	4,997,462	(4,373,655)	627,857
Net loss for the three months period ended February 28, 2018	—	—	—	—	—	(112,910)	(112,910)
Balance, February 28, 2018	—	—	40,505,047	$4,050	$4,997,462	$(4,486,565)	$514,947

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Month Periods Ended
	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,911)	$(340,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,625	2,116
Bad debts	2,786	2,757
Stock based compensation	5,000	32,088
Change in operating assets and liabilities:
Accounts receivable	(11,316)	(9,402)
Inventory	(106,224)	(137,604)
Advance to suppliers	3,413	(112,954)
Prepaid expenses and other current assets	3,505	3,001
Accounts payable and accrued expenses	91,508	6,046
Customer deposits	42,447	115,364
Other liabilities	(47)	—

NET CASH USED IN OPERATING ACTIVITIES	(120,214)	(439,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,887)	(4,123)

NET CASH USED IN INVESTING ACTIVITIES	(13,887)	(4,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	304,000	283,400
Advances from a related party	3,000	210
Repayment of equipment financing	(275)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	306,725	283,610

NET INCREASE (DECREASE) IN CASH	172,624	(160,038)

CASH - Beginning of year	227,870	416,873

CASH - End of year	$400,494	$256,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$378	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of equipment	$16,500	$—
Issuance of common stock for prepaid services	$—	$20,000

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the nine months ended February 28, 2019 and 2018 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2018. The results of operations for the nine months ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $154,911 and $103,989, respectively, for nine months period ended February 28, 2019.  Additionally, the Company has an accumulated deficit of $4,643,078 at February 28, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $0 and $3,505 at February 28, 2019 and May 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year.

Advances to suppliers

Advances to suppliers represent the cash paid in advance for installment payments for the purchase of inventory. The advances to a supplier are interest free and unsecured. As at February 28, 2019 and May 31, 2018, advances to the Company’s major supplier amounted to $0 and $3,413, respectively. Upon shipment, by the vendor, of the purchase inventory, the Company reclassifies such advances to supplier into inventory.

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

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

Cost of Sales

The primary components of cost of sales include the cost of the product and freight-in costs.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $11,900 and $11,516 for the three months period ended February 28, 2019 and 2018, respectively. Shipping costs included in marketing and selling expense were $30,601 and $27,628 for the nine months period ended February 28, 2019 and 2018, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective June 1, 2018, the Company adopted the proposed update to ASC 718 whereby, the accounting for share-based payments to nonemployees and employees is substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The adoption of the standard did not have a material impact on the financial statements of the Company.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 28, 2019 and 2018, the Company had no potentially dilutive securities.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Financial Statements. The Company is currently in the process of evaluating the impact of the adoption of this standard on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	February 28, 2019	May 31, 2018
	(Unaudited)
Accounts receivable	$44,049	$32,733
Less: Allowance for bad debts	(5,528)	(2,742)
	$38,521	$29,991

The Company recorded bad debt expense of $2,786 and $2,757 during the nine months periods ended February 28, 2019 and 2018, respectively. The Company recorded bad debt expense of $0 and $0 during the three months periods ended February 28, 2019 and 2018, respectively.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 4 – Inventory

Inventory consisted of the following:

	February 28, 2019	May 31, 2018
	(Unaudited)
Finished goods	$229,746	$113,134
Raw materials	198,015	208,403
	$427,761	$321,537

At February 28, 2019 and May 31, 2018, inventory held at third party locations and inventory in transit amounted to $117,104 and $64,485, respectively. During the quarter ended February 28, 2018, Management abandoned $11,496 of inventory held at a former distributor at a foreign location outside of the United States as it was not cost efficient to import the inventory back into the United States. The $11,496 is included in cost of sales for the three and nine months ended February 28, 2018.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated life	February 28, 2019	May 31, 2018
		(Unaudited)
Furniture and fixtures	5 years	$5,759	$5,759
Computer equipment	3 years	17,392	7,495
Machinery & equipment	5-10 years	20,490	-
Less: Accumulated depreciation		(8,530)	(4,905)
		$35,111	$8,349

Depreciation expense amounted to $3,625 and $2,116 for the nine months periods ended February 28, 2019 and 2018, respectively. Depreciation expense amounted to $1,582 and $913 for the three months periods ended February 28, 2019 and 2018, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	February 28, 2019	May 31, 2018
	(Unaudited)
Trade Payables	$127,977	$41,320
Accrued Freight	22,532	22,532
Credit Cards	17,754	15,521
Other	3,004	386
	$171,267	$79,759

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 7- Equipment Financing Payable

During the nine months period ended February 28, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 and is payable in 60 monthly instalment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of February 28, 2019, the balance outstanding on the loan was $16,178 of which $3,300 is payable within one year and the balance $12,878 is payable after one year. The Company recorded an interest expense of $42 on the loan in the accompanying unaudited financial statements.

The amounts of loan payments due in the next five years ended February 28, are as follows:

Amount
2020	$3,300
2021	3,300
2022	3,300
2023	3,300
2024	2,978
$16,178

Note 8 – Stockholders’ Equity

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 8 – Stockholders’ Equity (continued)

Common Stock

During the nine months period ended February 28, 2019, the Company issued 760,000 shares of common stock for $304,000 cash proceeds to third party investors at $0.40 per share.

During the nine months period ended February 28, 2019, the Company recorded 12,500 shares of common stock for shares earned by third party consultant for services provided to the Company. The shares were valued at $0.40 per share or $5,000, based on the recent common stock sales.

In June 2017, the Company issued an aggregate of 80,000 shares of the Company’s common stock to various consultants pursuant to consulting agreements related to marketing and business advisory services. The term of the consulting agreements ranges from 2 months to 6 months. The Company valued these common shares at the fair value of $20,000 based on the sale of common stock in the recent private placements at $0.25 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $20,000.

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

As of February 28, 2019, 41,275,547 shares of common stock were outstanding.

Note 9 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Base rent for the period from October 2018 amounted to $7,210 per month. Rent expense amounted to $71,203 and $53,751 for the nine month periods ended February 28, 2019 and 2018, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating lease	$57,897	$57,897	$—	$—
Total	$57,897	$57,897	$—	$—

The Company entered into an agreement with a consultant, during the six months period ended November 30, 2018, for services for a term of one year commencing from September 1, 2018. The consultant shall be entitled to receive 10% of the gross revenues generated as a direct result of their activities, a monthly fee of $1,000 and 12,500 shares of common stock of the Company on a quarterly basis. The agreement was rescinded in January 2019. The accompanying financials include a $5,000 expense for the 12,500 shares earned and issued to the consultant before the rescission of agreement.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 28, 2019 and May 31, 2018, the Company had a payable to the officer of $3,210 and $210, respectively. These advances were short-term in nature and non-interest bearing.

During the nine months period ended February 28, 2019, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

Note 11 – Concentrations

Cash concentration

As of February 28, 2019, the Company held cash of approximately $129,200 in excess of federally insured limits.

Concentration of Revenue, Customers, Product Line, and Suppliers

During the nine months period ended February 28, 2019, sales to two customers represented approximately 51% of the Company’s net sales at 38% and 13%. During the three months period ended February 28, 2019, one customer represented approximately 50% of the Company’s net sales. During the nine months ended February 28, 2018 sales to three customers represented approximately 54% of the Company’s net sales at 21%, 19% and 14%. During the three months ended February 28, 2018, sales to three customers represented approximately 71% of net sales at 44%, 14% and 13%.

During the nine months period ended February 28, 2019 sales to customers outside the United States represented approximately 30% which consisted of 20% from Canada, 5% from Italy, 3% from Hong Kong and 2% from United Kingdom. During the three months period ended February 28, 2019 sales to customers outside the United States represented approximately 26% which consisted of 22% from Canada and 4% from United Kingdom. .During the nine months ended February 28, 2018 sales to customers outside the United States represented approximately 36% which consisted of 27% from Canada and 9% from Italy. During the three months period ended February 28, 2018 sales to customers outside of the United States represented approximately 25% which consisted of sales of 21% from Canada and 3% from Italy, and 1% from China.

During the nine months period ended February 28, 2019, sales by product line comprised of the following:

Prep cleanser and shampoo	16%
Moisturizer and conditioner	11%
Treatment spray	5%
Cellular complex	5%
Hair masque	5%
Thickening spray	4%
Introductory kit	20%
Fragrance shampoo and conditioner	29%
Thermal protect	3%
Thickening spray	2%
Total	100%

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

Note 11 – Concentrations (continued)

During the nine months period ended February 28, 2019, sales by product line which each represented over 10% of sales consisted of approximately 20% from sale of introductory kit (shampoo, conditioner and treatment spray), 16% from prep shampoo and conditioner, 11% from sale of moisturizer and conditioner and 29% from fragrance shampoo and conditioner. During the three months period ended February 28, 2019, sales by product line which each represented over 10% of sales consisted of approximately 15% from sale of introductory kit (shampoo, conditioner and treatment spray), 21% from fragrance shampoo and 21% from fragrance conditioner. During the nine months period ended February 28, 2018, sales by product line which each represented over 10% of sales consisted of approximately 29% from sales of hair shampoo, 24% from sales of hair shampoo and conditioner, 21% from sale of hair treatment spray and repair products and 24% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three months period ended February 28, 2018, sales by product line which each represented over 10% of sales consisted of approximately 35% from sales of hair shampoo, 31% from sales of hair conditioner, and 17% from sale of introductory kit.

As of February 28, 2019, accounts receivable from four customers represented approximately 93% at 24%, 31%, 23% and 15% and at May 31, 2018, accounts receivable from three customers represented approximately 60% at 34%, 14% and 12% of the accounts receivable, respectively.

The Company purchased inventories and products from three vendors totaling approximately $308,761 (76% of the purchases at 10%, 28% and 38%) and three vendors totaling approximately $283,000 (82% of the purchases at 18%, 14% and 50%) during the nine months periods ended February 28, 2019 and 2018, respectively. The Company purchased inventories and products from two vendors totaling approximately $210,805 (92% of the purchases at 24% and 68%) during the three months periods ended February 28, 2019. The Company purchased inventories and products from seven vendors totaling approximately $271,877 during the three months periods ended February 28, 2018.

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

Results of Operations

For the Three and Nine months ended February 28, 2019 Compared to the Three Months and Nine Months ended February 28, 2018

Revenues for the three months periods ended February 28, 2019 and 2018 were $281,062 and $219,254, respectively. Revenues for the three months period ended February 28, 2019 increased by $61,808 or 28% compared to the same comparable period in 2018. Revenues for the nine months periods ended February 28, 2019 and 2018 were $662,401 and $466,408, respectively. Revenues for the nine months period ended February 28, 2019 increased by $195,993 or 42% compared to the same comparable period in 2018. Revenues increased in the 2019 respective periods compared to the same comparable periods in 2018 primarily due to a general increase in sales to our existing customers due to a wider name and a matured brand recognition of our products, and the Company receiving a significantly large sales order from a customer in November 2018 for promoting our products.

Cost of sales consisted primarily of cost of product and freight in costs. Cost of sales for the three months ended February 28, 2019 and 2018 was $158,846 and $135,236, respectively. Cost of sales as a percentage of sales for the three months ended February 28, 2019 and 2018 was 57% and 62%, respectively. Cost of sales for the three months ended February 28, 2019 increased by $23,610 or 17% over the comparable period in 2018. Cost of sales for the nine months ended February 28, 2019 and 2018 was $382,238 and $247,359, respectively. Cost of sales as a percentage of sales for the nine months ended February 28, 2019 and 2018 was 58% and 53%, respectively. Cost of sales for the nine months ended February 28, 2019 increased by $134,879 or 55% over the comparable period in 2018. Cost of sales increased in 2019 for the respective periods as compared to the same comparable periods in 2018 primarily due to the increase in sales, increase in freight cost, and selling promotional items at a lower margin to customers to create market awareness and to gain market share.

Gross profit for the three months ended February 28, 2019 and 2018 was $122,216 and $84,018, respectively. Gross profit as a percentage of revenues for the three months ended February 28, 2019 was 43% as compared to 38% for the same comparable period in 2018. Gross profit for the nine months ended February 2019 and 2018, was $280,163 and $219,049, respectively. Gross profit as a percentage of revenues for the nine months ended February 28, 2019 and 2018, was 42% as compared to 47% for the same comparable period in 2018. The increase in gross profit for the three months ended February 28, 2019 was due to the Company obtaining price concessions from its vendors due to higher purchase volume. The decrease in gross profit for the nine months ended February 28, 2019 was primarily attributable to selling promotional products at a lower margin to a customer in November 2018.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended February 28, 2019 and 2018 were $125,727 and $195,996, respectively. Operating expenses as a percentage of revenues for the three months ended February 28, 2019 and 2018 were 45% and 89% respectively. Operating expenses for the three months ended February 28, 2019 decreased by $70,269 or 36% compared to the comparable period in 2018. Operating expenses for the nine months ended February 28, 2019 and 2018 were $434,791 and $557,005, respectively. Operating expenses as a percentage of revenues for the nine months ended February 28, 2019 and 2018 were 66% and 119% respectively. Operating expenses for the nine months ended February 28, 2019 decreased by $122,214 or 22% compared to the comparable period in 2018. The decrease in operating expenses is attributable primarily due to the reduction in the Company engaging independent contractors and their fees, reduction in legal and professional fees offset by increase in the general and administrative expenses relating to rent, insurance, and other general and administrative expenses during the respective periods in 2019 compared to the same comparable periods in 2018.

Other income (expense) consisted of interest income and interest expense and other finance charges incurred by us. Interest income for the three months ended February 28, 2019 and 2018 was $49 and $33, respectively. Interest expense and other finance changes for the three months ended February 28, 2019 and 2018 were $106 and $965, respectively. Interest income for the nine months ended February 28, 2019 and 2018 was $95 and $90, respectively. Interest expenses and other finance charges for the nine months ended February 28, 2019 and 2018 were $378 and $3,071, respectively, primarily due to interest expense related to business credit card financing charges.

As a result of the above, we reported a net loss of $3,568 and $112,910 for the three months ended February 28, 2019 and 2018, respectively, and a net loss of $154,911 and $340,937 for the nine months periods ended February 28, 2019 and 2018, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Operating Activities

Net cash flows used in operating activities for the nine months ended February 28, 2019 was $120,214, attributable to a net loss of $154,911, depreciation of $3,625, bad debt write-off of $2,786, stock based compensation of $5,000 and net change in operating assets and liabilities of $23,286 primarily due to increase in accounts receivable, inventory, advance to suppliers, accounts payable and accrued expenses, customer deposits and other liabilities, and decrease in prepaid expenses and other current assets. Net cash flows used in operating activities for the nine months ended February 28, 2018 was $439,525, attributable to a net loss of $340,937, depreciation of $2,116, bad debt write-off of $2,757, stock based compensation of $32,088, and net change in operating assets and liabilities of $135,549, primarily due to the increase in accounts receivable, inventory, accounts payable and accrued expenses and customer deposits, and decrease in prepaid expenses and other current assets.

Investing Activities

Net cash flows used in investing activities for the nine months ended February 28, 2019 and 2018 was $13,887 and $4,123, respectively. We purchased property and equipment of $30,387 with a financing portion of $16,500 and $4,123 during the nine months periods ended February 28, 2019 and 2018, respectively.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2019 and 2018 was $306,725 and $283,610, respectively. We raised $304,000 and $283,400 in capital funds through private placement offerings during the nine months ended February 28, 2019 and 2018, respectively. In addition, we received advances from a related party of $3,000 and $210 during the nine months ended February 28, 2019 and 2018, respectively and we repaid $275 of the financed equipment.

As a result of the activities described above, we recorded a net increase of cash of $172,624 for the nine months ended February 28, 2019, and net decrease of cash of $160,038 for the nine months ended February 28, 2018.

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

Credit Risk

We are exposed to credit risk on the accounts receivable from customers. In order to reduce our credit risk, we have adopted credit policies which include the regular review of outstanding accounts receivable. We do not have significant exposure to any individual clients or counterparty. At February 28, 2019 and May 31, 2018, management considered our credit risk in relation to such financial assets to be low and accordingly no allowance for loss has been recorded. Generally, the carrying amount on the statements of financial position of our financial assets exposed to credit risk, net of any applicable provisions for losses, represents the maximum amount exposed to credit risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 28, 2019, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On April 9, 2019, the Company appointed Chris Go as interim Chief Financial Officer of the Company. Mr. Go will serve as principal financial officer and principal accounting officer of the Company. Mr. Go also currently serves as Secretary and a Director of the Company and will continue to serve in those positions.

Mr. Go’s business experience and professional background are disclosed under Item 10 of our Annual Report on Form 10-K filed on August 10, 2018, which information is incorporated by reference herein. There is currently no compensation arrangement in place for Mr. Go.

(b) During the quarter ended February 28, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: April 10, 2019

By: /s/Jeff Toghraie

____________________________

Jeff Toghraie

Chief Executive Officer

(Principal Executive Officer)