Form 10-K
period 2019-05-31
Reviv3 Procare Co
filed 2019-07-17
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2019

Commission file number: 333-220846

REVIV3 PROCARE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue, Unit 5,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 17, 2019
Common Stock	41,285,881

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV	21
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	21

SIGNATURES	23

EXHIBIT INDEX	24

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, Reviv3 Procare Company (“Reviv3 Procare”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Reviv3 Procare is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademark products for distribution throughout the United States, Canada, Europe and Asia pursuant to the terms of 11 exclusive and non-exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. Currently, we produce 8 products with 14 separate stock keeping units (SKU) and plan to expand our product lines over the next 12 months.

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

Reviv3 Procare stands for skin health and benefits of healthy scalp and hair follicle. Currently, we sell our hair and skincare products under the Reviv3 Procare brand which includes 8 distinct products. Our Reviv3 System is a series of products which are meant to be used together or on a stand-alone basis. The hair care products consist of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 System products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask for added moisture and PROTECT, a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Recent additions to our products lines are our series of baby care products. We’ve recently created a baby shampoo, lotion and body wash. These products will be sold under the brand LANU which we launched in January of 2018. We plan to initiate the marketing of the LANU line in the current fiscal year.

Competition

Hair care and cosmetics markets are highly competitive and there are many companies offering similar products in the market today. We believe we are able to compete directly with these companies and products by offering quality products which will distinguish our performance and develop brand loyalty.

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

Patents and Trademarks

We currently hold four trademarks properly registered in their respective jurisdiction. Specifically, we hold a trademark for “Reviv3 Procare” issued on November 1, 2016 as well as trademark for our logo that was registered on October 20, 2015. We also have our original logo trademarked for the Reviv3 Procare brand registered on March 17, 2015. In addition, we have registered the name “Reviv3 Procare” in the Russian Federation, issued on June 13, 2017. On August 17, 2017, we applied for the mark “LANU” for our new product line, which application is currently pending.

We do not have any additional trademarks, but as we establish new product lines, we will immediately file for trademark protection. Our formulas are proprietary, but we have not yet taken steps to establish a patent for our processes, formulations or products.

Governmental Regulation

Currently there are no governmental regulations which affect our operations.

Customers

The beauty industry is known to be resilient during economic downturns - even faring well during the Great Recession of 2008. Though consumers tend to be more price conscious during those times, they do not stop spending. In today’s environment of rising per capita incomes, the beauty business continues to be booming.

In 2015 the industry generated $56.2 billion in the United States. Hair care is the largest segment with 86,000 locations. Skin care is a close second and growing fast, expected to have revenue of almost $11 billion by 2018. This growth is being driven in part by a generally increasing awareness of the importance of skin care, but also specifically due to an increase in the market for men.

Market and Revenue Generation

Reviv3 Procare is focused on expanding its business-to-business salon sales through its network of domestic and international distributors. We are also continuing our focus on direct-to-consumer marketing programs through our own ecommerce site and various third-party online platforms. In addition, we are exploring other revenue channels such as co-branding and private label manufacturing.

Employees

We currently have six (6) full time employees, including our officers and a director. There are no formal employment agreements in place. We have currently engaged four (4) individuals as outside consultants for sales, marketing and design. No formal agreements are in place.

Seasonality and Cyclical Nature of our Business

We do not believe our business is subject to substantial seasonal fluctuations. We may experience lower sales in difficult economic scenarios but we do not foresee the seasonality of our products to be a significant factor. In the future, seasonality trends could however have a material impact on our financial condition and results of operations but we are not currently aware of the total impact that could affect our business.

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

ITEM 2. PROPERTIES.

We currently lease approximately 7,200 square feet of office and warehouse space at 9480 Telstar Avenue., Unit 5, El Monte, CA 91731 as our principal offices. We lease our offices pursuant to a written lease dated in September 2016. The term of our lease is from October 2016 and expiring in October 2019. Our current monthly base rent is $7,888. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the OTCQB market under the symbol "RVIV". The shares of common stock began trading in the first calendar quarter of 2019. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is currently no trading market for the Company.

On July 16, 2019, the closing price of our common stock as reported on the OTCQB market was $1.00 per share.

Securities outstanding and holders of record

On July 16, 2019, the total common shares issued and outstanding were 41,285,881, and we had 91 shareholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws.

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

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation plans and accordingly, we have not authorized any shares for issuance under an equity compensation plan.

Transfer Agent

West Coast Stock Transfer

721 N. Vulcan Ave. Ste. 205

Encinitas, CA 92024.

(619) 664-4780

www.westcoaststocktransfer.com

Recent Sales of Unregistered Securities

On May 13, 2019, the Company issued to a third-party investor 8,334 shares of common stock at $0.60 per share and received cash proceeds of $5,000.

The securities set forth above were sold pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used and the investors were purchasing the common stock for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

For the years ended May 31, 2019 and 2018

Our results of operations are summarized below.

	Year Ended May 31, 2019	Year Ended May 31, 2018
Net sales	$992,670	$933,218
Cost of sales	$553,017	$576,246
Gross profit	$439,653	$356,972
Total operating expenses	$589,283	$695,817
Loss from operations	$(149,640)	$(338,845)
Net loss	$(149,975)	$(342,539)

Net sales increased by $59,452 or 6.4% for the year ended May 31, 2019, as compared to the year ended May 31, 2018, primarily due to the organic increase in our direct sales to consumer segment.

Cost of sales includes primarily the cost of products and freight-in costs. For the year ended May 31, 2019, the overall cost of sales decreased by $23,229 or 4.0%, as compared to the comparable period in 2018. Cost of sales as a percentage of net revenues for the year ended May 31, 2019 was 55.7% as compared to 61.7% for the comparable period in 2018. The overall decrease in cost of sales is primarily attributable to the Company’s increased efficiencies in procurement and manufacturing systems.

Gross profit for the years ended May 31, 2019 and 2018 was 44.3% and 38.3%, respectively. The increase in gross profit margin is primarily attributable to the overall reduction in cost of sales due to negotiated product costs during the year ended May 31, 2019 as compared to the same comparable period in 2018, and our increased focus on the direct sales to consumer channels.

Operating expenses for the years ended May 31, 2019 and 2018 were $589,293 and $695,817, respectively. Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses as a percentage of net revenues for the year ended May 31, 2019 were 59.4% as compared to 74.6% for the comparable period in 2018. Operating expenses decreased by $106,534 or 15.3% primarily due to a reduction of $99,684 in consulting expenses related to business advisory services by independent consultants, reduction of $31,226 in legal and accounting fees, and increase in operational efficiencies by better managing the operations of the Company. Our operating expense decreases were partially offset by increase of $16,366 in rent expense and $18,921 in expenses related to our public filings.

Liquidity and Capital Resources

For the Years ended May 31, 2019 and 2018

The following table provides detailed information about our net cash flows:

	For the Year Ended May 31, 2019	For the Year Ended May 31, 2018
Cash Flows
Net cash used in operating activities	$(175,040)	$(468,490)
Net cash used in investing activities	(14,361)	(4,123)
Net cash provided by financing activities	307,710	283,610
Net change in cash	$118,309	$(189,003)

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2020. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Years ended May 31, 2019 and 2018

Net cash used in operating activities for the year ended May 31, 2019 was $175,040, attributable to a net loss of $149,975 offset by depreciation expense of $5,933, bad debts expense of $5,452, gain on inventory obsolescence of $1,551, stock based compensation expense of $5,000, and a net decrease in operating assets and liabilities of $39,899 primarily due to increase in accounts receivable offset by decrease in inventory and accounts payable and accrued expenses.

Net cash used in operating activities for the year ended May 31, 2018 was $468,490, attributable to a net loss of $342,539 offset by depreciation expense of $3,029, bad debt expense of $1,962, inventory obsolescence of $5,562, stock-based compensation expense $32,089, and by net decrease in operating assets and liabilities of $168,593 primarily from an increase in inventory and increase in accounts payable and accrued expenses.

Investing Activities

For the Years ended May 31, 2019 and 2018

Net cash used in investing activities for the year ended May 31, 2019 was $14,361 primarily due to the purchase of property and equipment of $13,887 and intangible assets of $474.

Net cash used in investing activities for the year ended May 31, 2018 was $4,123 consisting of purchase of property and equipment.

Financing Activities

For the Years ended May 31, 2019 and 2018

Net cash provided by financing activities for the year ended May 31, 2019 was $307,710 primarily attributable to the net cash proceeds from sale of common stock of $309,000, and repayment of equipment financing of $1,290.

Net cash provided by financing activities for the year ended May 31, 2018 was $283,610 primarily attributable to the net cash proceeds from sale of common stock of $283,400 and cash received as advance from a related party of $210.

We currently have no external sources of liquidity or credit arrangements with financial institutions that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements and Exhibits under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Salberg & Company, P.A., our independent registered public accounting firm, has audited our financial statements for the fiscal years ended May 31, 2019 and 2018, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on our assessment, we believe that, as of May 31, 2019, our internal control over financial reporting was not effective based on those criteria.

Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2019, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

NAME	AGE	POSITION

Jeff Toghraie	51	Chief Executive Officer and Chairman

Christopher Go	45	Interim Chief Financial Officer and Secretary

Jeff Brown	36	Chief Operating Officer

Donald Starace	64	President

Nancy Hundt	50	Director

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

Christopher Go – Interim Chief Financial Officer and Secretary

Christopher Go has served as our interim Chief Financial Officer since April 9, 2019 and Corporate Secretary since 2015.  From 2009-2012, Mr. Go was the Vice-President of Operations for TEN Media, a funded food safety & traceability platform involving Walmart, Safeway, Cal-Marine, Dutch Farms, USDA, FDA & Yucaipa Companies. From 1996-1998, Mr. Go was staff architect for WAT&G.

Donald Starace – President

Mr. Starace has been the President of Reviv3 Procare since February 2015. Mr. Starace has over forty years of dedicated service in the beauty industry. Mr. Starace started his career in some of New York’s most prestigious salons, followed by ten years at Nioxin Research Labs and subsequently Proctor & Gamble in Sales and Education. Mr. Starace owned and operated various businesses through his career including roles in starting the Bank of New Jersey, which currently holds 10 locations, and has assets over $865 million. He was one of the initial investors for the bank and was very influential in raising capital. He also facilitated bringing Taiff (Brazil) professional appliances to the hair industry in the U.S. and Canada. Mr. Starace most recently was appointed as a member of the Board of Adjustments for the Borough of Fort Lee, New Jersey.

Nancy Hundt - Director

Nancy Hundt has served as a director of Reviv3 Procare since May of 2015. Ms. Hundt has a diverse background in the retail industry and has served as a representative of the American Board of Opticianery, an optical industry retail group. Ms. Hundt serves as a consultant and a retail sales expert, and has served over the last five years as Chief Operating Officer of Academy Optical, Inc.

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

Corporate Governance

Our officers and directors, Jeff Toghraie and Nancy Hundt are not “independent directors” as the term is used in Item 7(d) (3) (iv) (B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a) (15) of the NASDAQ Marketplace Rules because they are employed by the company.

We do not have any standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. All Board actions have been taken by Written Action rather than formal meetings.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert due to the inability to attract such a person. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive for the Company. Further, because we are expanding our commercial operations at the present time, we believe the services of a financial expert are not warranted.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2019 and 2018, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeff Toghraie	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

Jeff Brown	2019	50,000	—	—	—	—	—	—	50,000
	2018	47,080	—	—	—	—	—	—	47,080

Donald Starace	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

Christopher Go	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

The following table sets forth the compensation paid by us to our directors for the fiscal year ending May 31, 2019. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeff Toghraie	—	—	—	—	—	—	—
Nancy Hundt	—	—	—	—	—	—	—

All compensation received by our officers and directors has been disclosed.

We have/not paid any compensation to our directors in fiscal years 2019 and 2018.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Director Independence

None of directors are deemed independent as a matter of law.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our executive officers as a group. The persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

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

Title of Class	Name/Position	Beneficial Ownership	Percentage Of Class
Executive Beneficial Owners
Common	Jeff Toghraie/Chairman and CEO (1)	9,294,000	22.51%
Common	Jeff Brown	9,000	0.02%
Common	Christopher Go/Interim CFO, Secretary (2)	1,025,709	2.48%
Common	Nancy Hundt (3)	2,600,000	6.30%
	All Officers and Directors	12,928,709	31.31%

Non-Executive Beneficial Owners
Common	Axon Capital Management, Inc. (4)	3,535,000	8.56%
Common	Charter Capital Partners (5)	3,600,000	8.72%
Common	Shircoo, Inc. (6)	13,385,000	32.42%
	All Non-Executive Beneficial Owners	20,520,000	49.70%
	All Beneficial Owners	33,448,709	81.01%

(1)	Jeff Toghraie, our Chairman and CEO, is the sole beneficiary of Intrepid Global Advisors, which holds 9,294,000 shares of common capital stock of the Company.

(2)	Christopher Go, our interim CFO and Secretary, is the Managing Partner of Titan HG, LLC, which holds 1,025,709 shares of common capital stock of the Company.

(3)	Nancy Hundt holds the shares personally, residing at 31569 Lindero Canyon Rd., #3, Westlake Village, CA 91361

(4)	Sam Toghraie who is the brother of Jeff Toghraie, our Chairman and CEO, is a partner at Axon Capital Management, Inc. Axon Capital Management, Inc. has offices at 5490 Whister Ct., Chino Hills, CA 91709

(5)	Charter Capital Partners is managed by its Managing Partner, Parvan Riazi. Charter Capital Partners maintains offices at 1964 Laurel Wood Ct., Thousand Oaks, CA 91362

(6)	Shircoo, Inc. is managed by Max Toghraie, its Managing Partner who is the brother of our Chairman and CEO, Jeff Toghraie. Shircoo, Inc. maintains offices at 2350 E. Allview Terrace, Los Angeles, CA 90068

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2019 and 2018, the Company had a payable to the officer of $0 and $210, respectively. These advances were short-term in nature and non-interest bearing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”), were approved by our Board who also acted as the Audit Committee. The following table shows us the fees paid to Salberg, our principal accountant for the years ended May 31, 2019 and 2018 were:

	Year Ended May 31, 2019	Year Ended May 31, 2018
Audit fees (1)	$42,500	$42,500
Audit related fees (2)	2,300	3,400
Tax fees	—	—
All other fees	—	—
Total	$44,800	$45,900

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees relate to consulting services for filings on Form S-1.

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

INDEX TO FINANCIAL STATEMENTS

May 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv3 Procare Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reviv3 Procare Company (the “Company”) as of May 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended May 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $149,975 and $175,040, respectively, in 2019 and has an accumulated deficit of $4,638,142 at May 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

July 17, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	May 31, 2019	May 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$346,179	$227,870
Accounts receivable, net	79,588	29,991
Inventory, net	264,578	321,537
Advance to suppliers	—	3,413
Prepaid expenses and other current assets	2,993	3,505

Total Current Assets	693,338	586,316

OTHER ASSETS:
Intangible assets, net	474	—
Property and equipment, net	32,803	8,349
Deposits	14,849	14,849

Total Other Assets	48,126	23,198

TOTAL ASSETS	$741,464	$609,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,471	$79,759
Customer deposits	16,203	16,200
Due to related party	210	210
Equipment financing payable, current	3,300	—

Total Current Liabilities	52,184	96,169

LONG TERM LIABILITIES:
Equipment financing payable	11,910	—

Total Liabilities	64,094	96,169

Commitments and contingencies (see Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,285,881 shares issued and outstanding as of May 31, 2019 and 40,505,047 shares issued and outstanding as of May 31, 2018	4,129	4,051
Additional paid-in capital	5,311,383	4,997,461
Accumulated deficit	(4,638,142)	(4,488,167)

Total Stockholders' Equity	677,370	513,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$741,464	$609,514

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2019	May 31, 2018

SALES	$992,670	$933,218

COST OF SALES	553,017	576,246

GROSS PROFIT	439,653	356,972

OPERATING EXPENSES:
Marketing and selling expenses	94,130	91,198
Compensation and related taxes	29,694	30,515
Professional and consulting expenses	198,344	352,945
General and administrative	267,125	221,159

Total Operating Expenses	589,293	695,817

LOSS FROM OPERATIONS	(149,640)	(338,845)

OTHER INCOME (EXPENSE):
Interest income	136	118
Interest expense and other finance charges	(471)	(3,812)

Other Income (Expense), Net	(335)	(3,694)

LOSS BEFORE PROVISION FOR INCOME TAXES	(149,975)	(342,539)

Provision for income taxes	—	—

NET LOSS	$(149,975)	$(342,539)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	40,926,376	40,257,592

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2019 AND 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2017	—	$—	39,679,047	$3,968	$4,694,144	$(4,145,628)	$552,484

Issuance of common stock for services	—	—	80,000	8	19,992	—	20,000

Issuance of common stock for cash	—	—	746,000	75	283,325	—	283,400

Net loss	—	—	—	—	—	(342,539)	(342,539)

Balance, May 31, 2018	—	—	40,505,047	4,051	4,997,461	(4,488,167)	513,345

Issuance of common stock for cash	—	—	768,334	77	308,923	—	309,000

Issuance of common stock for services	—	—	12,500	1	4,999	—	5,000

Net loss	—	—	—	—	—	(149,975)	(149,975)

Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31, 2019	May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,975)	$(342,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,933	3,029
Bad debts	5,452	1,962
Inventory obsolescence	(1,551)	5,562
Stock based compensation	5,000	32,089
Change in operating assets and liabilities:
Accounts receivable	(55,048)	750
Inventory	58,510	(197,305)
Advance to suppliers	3,413	12,722
Prepaid expenses and other current assets	512	2,496
Accounts payable and accrued expenses	(47,286)	16,790
Customer deposits	—	(4,046)

NET CASH USED IN OPERATING ACTIVITIES	(175,040)	(468,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(474)	—
Purchase of property and equipment	(13,887)	(4,123)

NET CASH USED IN INVESTING ACTIVITIES	(14,361)	(4,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	309,000	283,400
Repayment of equipment financing	(1,290)	—
Advances from a related party	—	210

NET CASH PROVIDED BY FINANCING ACTIVITIES	307,710	283,610

NET INCREASE (DECREASE) IN CASH	118,309	(189,003)

CASH - Beginning of year	227,870	416,873

CASH - End of year	$346,179	$227,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$471	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$—	$20,000
Financing of equipment	$16,500	$—

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $149,975 and $175,040, respectively, for the year ended May 31, 2019.  Additionally, the Company has an accumulated deficit of $4,638,142 at May 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, valuation of intangible assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $2,993 and $3,505 at May 31, 2019 and 2018, respectively, consist primarily of costs paid which will be consumed within a year. Prepaid expenses at May 31, 2019 and 2018 primarily included cash prepayments to vendors.

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

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

The Company sells a variety of hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues. The Company’s contracts do not involve financing elements as payment terms with the customers are less than one year. Further, the Company allows sales returns which have been minimal historically. See Note 11 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and freight-in costs.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $41,825 and $37,403 for the years ended May 31, 2019 and 2018, respectively.

Advertising

Advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

The estimated fair value of certain financial instruments, including prepaid expenses, deposits, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments and the fair value of equipment financing payable approximates the historical cost basis since it carries a market rate of interest.

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

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the years ended May 31, 2019 and 2018.

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

Effective June 1, 2018, the Company adopted the proposed update to ASC 718 whereby, the accounting for share-based payments to nonemployees and employees is substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The adoption of the standard did not have a material impact on the financial statements of the Company and there was no cumulative effect of the adoption.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2019 and 2018, the Company had no potentially dilutive securities outstanding.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. As initially issued, the new standard required adoption using a modified retrospective transition method. As amended, the new standard also provides an option for entities to use the cumulative-effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019 using the optional cumulative-effect transition method. The adoption of ASC Topic 842 did not have a material impact on the Company’s financial statements or on its internal control over financial reporting and there was no cumulative effect adjustment.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy (please see Note 3 below for discussion of the three-level hierarchy for measuring fair value), (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of ASU 2018-13. The Company has not adopted ASU 2018-13 and, based on its preliminary assessment, does not believe the impact of adoption will be material on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	May 31, 2019	May 31, 2018
Accounts Receivable	$82,365	$32,733
Less: Allowance for doubtful debts	(2,777)	(2,742)
	$79,588	$29,991

The Company recorded bad debt expense of $5,452 and $1,962 during the years ended May 31, 2019 and 2018, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	May 31, 2019	May 31, 2018
Finished Goods	$69,256	$113,134
Raw Materials	195,322	208,403
	$264,578	$321,537

At May 31, 2019 and 2018, inventory held at third party locations amounted to $13,176 and $64,485, respectively. At May 31, 2019 and 2018, inventory in transit amounted to $3,450 and $0, respectively. During the year ended May 31, 2018, Management abandoned $3,285 of inventory held at a former distributor at a foreign location outside of the United States as it was not cost efficient to import the inventory back into the United States. The $3,285 is included in cost of sales for the year ended May 31, 2018.

During fiscal 2019 and 2018, the Company wrote down inventory for obsolescence of $0 and $5,562, respectively, which is included in cost of sales. During 2019, the Company recovered $1,551 of previously written off inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2019	May 31, 2018
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	7,495
Plant Equipment	5-10 years	20,490	—
Less: Accumulated Depreciation		(10,838)	(4,905)
		$32,803	$8,349

Depreciation expense amounted to $5,933 and $3,029 for the years ended May 31, 2019 and 2018, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	May 31, 2019	May 31, 2018
Trade Payables	$14,610	$41,320
Accrued Freight	—	22,532
Credit Cards	14,407	15,521
Other	3,454	386
	$32,471	$79,759

Note 7 - Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly instalment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of May 31, 2019, the balance outstanding on the loan was $15,210 of which $3,300 is payable within one year and the balance $11,910 is payable after one year. The Company recorded an interest expense of $167 on the loan in the accompanying financial statements.

The amounts of loan payments due in the next five years ended May 31, are as follows:

2020	$3,300
2021	3,300
2022	3,300
2023	3,300
2024	2,010
$15,210

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

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

During 2018, the Company recognized $12,089 of stock compensation expense amortized from grants which occurred in 2017.

On October 17, 2018, the Company issued to a third-party investor 250,000 shares of common stock at $0.40 per share and received cash proceeds of $100,000.

On November 26, 2018, the Company issued to third party investors 510,000 shares of common stock at $0.40 per share and received cash proceeds of $204,000.

On November 30, 2018, the Company issued 12,500 shares of its common stock to a consultant for services provided to the Company. The shares were valued at their fair value of $0.40 per share or $5,000, based on the Company’s then recent common stock sales.

On May 13, 2019, the Company issued to a third-party investor 8,334 shares of common stock at $0.60 per share and received cash proceeds of $5,000.

As of May 31, 2019, 41,285,881 shares of common stock were outstanding.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 9 – Commitments and Contingencies

In September 2016, the Company executed a lease agreement in connection with its office and warehouse facility in California under operating leases for a period of 37 months commencing in October 2016 and expiring in October 2019. The Company shall pay a monthly base rent starting at $6,782 plus a pro rata share of operating expenses. The base rent is subject to an annual increase beginning in October 2017 as defined in the lease agreement. Rent expense amounted to $94,869 and $78,503 for the years ended May 31, 2019 and 2018, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating Lease	$36,266	$36,266	$—	$—
Total	$36,266	$36,266	$—	$—

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

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2019 and 2018, the Company had a payable to the officer of $210. These advances are due on demand and non-interest bearing.

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

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 11 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2019 and 2018, the Company held cash of approximately $102,454 and $0, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2019.

Concentration of Revenue, Product Line, and Supplier

During the year ended May 31, 2019 sales to two customers represented approximately 54% of the Company’s net sales at 44% and 10%. During the year ended May 31, 2018 sales to three customers represented approximately 67% of the Company’s net sales at 45%, 11% and 11%

During the year ended May 31, 2019 sales to customers outside the United States represented approximately 26% which consisted of 19% from Canada, 3% from Hong Kong, 3% from Italy and 1% from United Kingdom, for the year ended May 31, 2018, sales to customers outside the United States represented approximately 28% which consisted of 21% from Canada and 7% from Italy.

During the year ended May 31, 2019, sales by product line which each represented over 10% of sales consisted of approximately 14% from sales of hair shampoo, 39% from sales of hair shampoo and conditioner, 10% from sale of moisturizer and conditioner and 17% from sale of introductory kit (shampoo, conditioner and treatment spray). During the year ended May 31, 2018, sales by product line which each represented over 10% of sales consisted of approximately 34% from sales of hair shampoo, 29% from sales of hair shampoo and conditioner, 13% from sale of hair treatment and repair products and 19% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the year ended May 31, 2019, sales by product line comprised of the following:

Product	Amount
Prep Cleanser and Shampoo	$140,659
Moisturizer and Conditioner	96,530
Treatment Spray	48,969
Cellular Complex	45,470
Hair Masque	34,959
Thickening Spray	29,131
Introductory Kit	170,894
Fragrance Shampoo and Conditioner	382,438
Thermal Protect	20,570
Bundle	20,759
Others	2,291
Total	$992,670

As of May 31, 2019, accounts receivable from five customers represented approximately 94% at 30%, 23%, 14%, 14% and 13%, and at May 31, 2018 from four customers represented approximately 60% at 34%, 14% and 12% of the accounts receivable, respectively.

The Company purchased inventories and products from three vendors totaling approximately $311,500 (76% of the purchases at 38%, 27% and 11%) and one vendor totaling $412,000 (60% of the purchases) during the years ended May 31, 2019 and 2018, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 AND 2018

Note 12 – Income taxes

The Company has incurred aggregate net operating losses of approximately $1,100,000 for income tax purposes as of May 31, 2019. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Year Ended May 31,
	2019	2018
Expected Federal tax benefit computed at statutory rate of 34%	$—	$(116,500)
Expected Federal tax benefit computed at statutory rate of 21%	(31,500)	—
Expected state tax benefit of 9%	(13,500)	(30,800)
Change in Federal tax rate at 21%	—	125,500
Non-deductible expenses: Stock-based compensation	1,500	13,800
Increase in valuation allowance	43,500	8,000
Net income tax benefit	—	$—

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:

	May 31, 2019	May 31, 2018
Net operating loss carryover	$333,000	$289,600
Less: valuation allowance	(333,000)	(289,600)
Net deferred tax asset	$—	$—

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

The Company provided a valuation allowance equal to the deferred income tax asset at May 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $43,400 in fiscal 2019 and $8,000 in fiscal 2018.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016, 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY (1)		S-1/A	5/31/2017	4.2	11/17/2017
5.1	Legal Opinion of Eilers Law Group, P.A.		S-1	05/31/2017	5.1	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act				31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act				31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act				32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act				32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of July 2019.

REVIV3 PROCARE COMPANY
(the "Registrant")

BY:	/s/Jeff Toghraie
Jeff Toghraie
Chief Executive Officer (principal executive officer)

BY:	/s/Christopher Go
Christopher Go
Interim Chief Financial Officer and Secretary (principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeff Toghraie	Chairman of the Board of Directors	July 17, 2019
Jeff Toghraie

/s/Nancy Hundt	Member of the Board of Directors	July 17, 2019
Nancy Hundt

EXHIBIT INDEX

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Articles of Incorporation filed with the state of Delaware on May 21, 2015		S-1	05/31/2017	3.1	10/6/2017
3.2	Bylaws		S-1	05/31/2017	3.2	10/6/2017
3.3	Certificate of Amendment filed in the state of Delaware on June 9, 2015		S-1	05/31/2017	4.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY (1)		S-1/A	5/31/2017	4.2	11/17/2017
5.1	Legal Opinion of Eilers Law Group, P.A.		S-1	05/31/2017	5.1	10/6/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1	05/31/2017	10.1	10/6/2017
10.2	Lease Agreement between Riviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A	5/31/2017	10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act				31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act				31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act				32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act				32.2