Form 10-K/A
period 2019-05-31
Reviv3 Procare Co
filed 2019-07-19
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

YES ☐  NO ☒

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

As of November 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 18, 2019
Common Stock	41,285,881

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Reviv3 Procare Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2019, which was originally filed on July 17, 2019 (the “Form 10-K”), in order to correct certain disclosures on the cover page, Item 9A, Item 10, Item 11 and the Exhibit Index, which were inadvertently omitted in the Form 10-K. There are no changes to the other sections of the Form 10-K.  For convenience, we are including the complete text of the filing, including the items that were not amended.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.  Except for the foregoing, no changes have been made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K.

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

We have no securities authorized for issuance under equity compensation plans.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended May 31, 2019, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and directors are set forth below:

NAME	AGE	POSITION

Jeff Toghraie	51	Chief Executive Officer and Chairman

Christopher Go	45	Interim Chief Financial Officer and Secretary

Jeff Brown	36	Chief Operating Officer

Donald Starace	64	President

Nancy Hundt	50	Director

Background of officers and directors

Jeff Toghraie – Chairman of the Board of Directors, Chief Executive Officer

Jeff Toghraie has been the Chairman of our board since 2015 and our Chief Executive Officer since 2016. Mr. Toghraie is currently the Managing Director of Intrepid Global Advisors, one of our principal shareholders. Mr. Toghraie joined Intrepid Global Advisors in 2010 and is a principal of that firm. During the past 5 years, Mr. Toghraie has been involved with various privately held development stage companies as a director and/or advisory positions. Mr. Toghraie was chosen as a director due to his experience with and knowledge of the Company and its operations, his background in working with development stage companies and his general business background.

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

Nancy Hundt - Director

Nancy Hundt has served as a director of Reviv3 Procare since May of 2015. Ms. Hundt has a diverse background in the retail industry and has served as a representative of the American Board of Opticianery, an optical industry retail group. Ms. Hundt serves as a consultant and a retail sales expert, and has served over the last five years as Chief Operating Officer of Academy Optical, Inc. Ms. Hundt was chosen as a director due to her relevant experience in retail sales and general business background.

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

Corporate Governance

Our directors, Jeff Toghraie and Nancy Hundt are not “independent directors” as the term is used in Item 7(d) (3) (iv) (B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a) (15) of the NASDAQ Marketplace Rules because they are employed by the company.

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

Indemnification

Our Amended and Restated Certificate of Incorporation and our Bylaws, subject to certain provisions of Delaware Law, contain provisions which require or allow us to indemnify any person against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with service to us if it is determined that person acted in good faith and in a manner which he reasonably believed was in the best interest of the Company. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Amended and Restated Certificate of Incorporation		S-1		3.3	10/6/2017
3.2	Bylaws		S-1		3.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY		S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1		10.1	10/6/2017
10.2	Lease Agreement between Reviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A		10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act	X			32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act	X			32.2

ITEM 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of July 2019.

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

Signature	Title	Date

/s/Jeff Toghraie	Chairman of the Board of Directors	July 19, 2019
Jeff Toghraie

/s/Nancy Hundt	Director	July 19, 2019
Nancy Hundt

EXHIBIT INDEX

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Amended and Restated Certificate of Incorporation		S-1		3.3	10/6/2017
3.2	Bylaws		S-1		3.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY		S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1		10.1	10/6/2017
10.2	Lease Agreement between Reviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A		10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act	X			32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act	X			32.2