Form 10-Q
period 2019-08-31
Reviv3 Procare Co
filed 2019-10-02
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 1, 2019, there were 41,285,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY

-i-

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

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2019

(UNAUDITED)

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	August 31, 2019	May 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$337,515	$346,179
Accounts receivable, net	37,604	79,588
Inventory	309,508	264,578
Prepaid expenses and other current assets	10,540	2,993

Total Current Assets	695,167	693,338

OTHER ASSETS:
Intangible assets, net	—	474
Property and equipment, net	39,263	32,803
Deposits	14,849	14,849

Total Other Assets	54,112	48,126

TOTAL ASSETS	$749,279	$741,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$87,039	$32,471
Customer deposits	63,363	16,203
Due to related party	7,859	210
Equipment financing payable, current	3,300	3,300

Total Current Liabilities	161,561	52,184

LONG TERM LIABILITIES:
Equipment financing payable	10,957	11,910

Total Liabilities	172,518	64,094

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,285,881 shares issued and outstanding as of August 31, 2019 and May 31, 2019	4,129	4,129
Additional paid-in capital	5,311,383	5,311,383
Accumulated deficit	(4,738,751)	(4,638,142)

Total Stockholders’ Equity	576,761	677,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$749,279	$741,464

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended August 31,
	2019	2018

Sales	$125,682	$141,180

Cost of sales	45,153	63,776

Gross profit	80,529	77,404

OPERATING EXPENSES:
Marketing and selling expenses	46,745	9,203
Compensation and related taxes	10,294	7,669
Professional and consulting expenses	28,399	49,486
General and administrative	97,965	104,099

Total Operating Expenses	183,403	170,457

LOSS FROM OPERATIONS	(102,874)	(93,053)

OTHER INCOME (EXPENSE):
Interest income	40	21
Other income	2,342	—
Interest expense and other finance charges	(117)	(272)

Other Income (Expense), Net	2,265	(251)

LOSS BEFORE PROVISION FOR INCOME TAXES	(100,609)	(93,304)

Provision for income taxes	—	—

NET LOSS	$(100,609)	$(93,304)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,285,881	40,505,047

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

(UNAUDITED)

For the three months ended August 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the three months ended August 31, 2019	—	—	—	—	—	(100,609)	(100,609)

Balance, August 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,738,751)	$576,761

For the three months ended August 31, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345

Net loss for the three months ended August 31, 2018	—	—	—	—	—	(93,304)	(93,304)

Balance, August 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,581,471)	$420,041

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,609)	$(93,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,770	913
Bad debts recovery	(2,342)	—
Intangibles written off	474	—
Change in operating assets and liabilities:
Accounts receivable	44,326	2,496
Inventory	(44,929)	(36,064)
Prepaid expenses and other current assets	(7,547)	(27,366)
Accounts payable and accrued expenses	101,727	20,495
Customer deposits	—	46,196

NET CASH USED IN OPERATING ACTIVITIES	(6,130)	(86,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,230)	—

NET CASH USED IN INVESTING ACTIVITIES	(9,230)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	(953)	—
Advances from a related party	7,649	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,696	—

NET DECREASE IN CASH	(8,664)	(86,634)

CASH - Beginning of period	346,179	227,870

CASH - End of period	$337,515	$141,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$117	$—
Income taxes	$—	$—

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three months ended August 31, 2019 and 2018 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2019. The results of operations for the three months ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $100,609 and $6,130, respectively, for the three months ended August 31, 2019.  Additionally, the Company has an accumulated deficit of $4,738,751 at August 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of intangible assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $10,540 and $2,993 at August 31, 2019 and May 31, 2019, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors. Prepaid expenses at August 31, 2019 primarily include rent paid in advance while prepayments at May 31, 2019 primarily included cash prepayment to vendors.

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

AUGUST 31, 2019 AND 2018

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $10,292 and $9,203 for the three months ended August 31, 2019 and 2018, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

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

AUGUST 31, 2019 AND 2018

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment losses of $474 during the three months ended August 31, 2019.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2019 and 2018, the Company had no potentially dilutive securities outstanding.

Accounting Changes

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, Leases, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method. The Company, currently, does not have any lease with a term greater than 1 year, hence, the adoption did not have any impact on the financial statements and there was no cumulative effect adjustment. The Company shall record a lease liability and a related right-of-use assets upon entering into any lease agreements of term greater than 1 year.

Recently Issued Accounting Pronouncements

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	August 31, 2019	May 31, 2019
	(Unaudited)
Accounts Receivable	$38,039	$82,365
Less: Allowance for doubtful debts	(435)	(2,777)
	$37,604	$79,588

The Company recorded bad debt recovery of $2,342 and $0 during the three months ended August 31, 2019 and 2018, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	August 31, 2019	May 31, 2019
	(Unaudited)
Finished Goods	$74,180	$69,256
Raw Materials	235,328	195,322
	$309,508	$264,578

At August 31, 2019 and May 31, 2019, inventory held at third party locations amounted to $556 and $13,176, respectively. At August 31, 2019 and May 31, 2019, inventory in- transit amounted to $0 and $3,450, respectively.

During the three months ended August 31, 2019 the Company sold some of the slow- moving inventory and recovered $769 which is included in cost of sales. During the three months ended August 31, 2018, the Company wrote down inventory for obsolescence of $636 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2019	May 31, 2019
		(Unaudited)
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	29,720	20,490
Less: Accumulated Depreciation		(13,608)	(10,838)
		$39,263	$32,803

Depreciation expense amounted to $2,770 and $913 for the three months ended August 31, 2019 and 2018, respectively.

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

;Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	August 31, 2019	May 31, 2019
	(Unaudited)
Trade Payables	$67,765	$14,610
Credit Cards	13,132	14,407
Other	6,142	3,454
	$87,039	$32,471

Note 7 – Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of August 31, 2019, and May 31, 2019, the balance outstanding on the loan was $14,257 and $15,210, respectively. $3,300 of the loan is payable within one year and the balance $10,957, is payable after one year from August 31, 2019. The Company recorded an interest expense of $117 on the loan in the accompanying unaudited financial statements.

The amounts of loan payments due in the next five years ended August 31, are as follows:

Amount
2020	$3,300
2021	3,300
2022	3,300
2023	3,300
2024	1,057
$14,257

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

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

Common Stock

As of August 31, 2019, 41,285,881 shares of common stock were outstanding.

No common stock was issued during the three months ended August 31, 2019 and 2018.

Note 9 – Commitments and Contingencies

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on May 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under operating leases, with a remaining lease term of less than 1 year, expiring in October 2019. Rent expense amounted to $23,666 and $25,066 for the three months ended August 31, 2019 and 2018, respectively. Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2-3 Year	Thereafter
Operating Lease	$14,635	$14,635	$—	$—
Total	$14,635	$14,635	$—	$—

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

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At August 31, 2019 and May 31, 2019, the Company had a payable to the officer of $7,859 and $210, respectively. These advances are due on demand and non-interest bearing.

During the three months ended August 31, 2018, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

Note 11 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2019 and May 31, 2019, the Company held cash of approximately $87,273 and $102,454, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2019.

Concentration of Revenue, Product Line, and Supplier

During the three months ended August 31, 2019 sales to four customers, which each represented over 10% of our total sales, aggregated to approximately 54% of the Company’s net sales at 15%, 15%, 13% and 11%. During the three months ended August 31, 2018 sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 59% of the Company’s net sales at 25%, 18% and 16%.

During the three months ended August 31, 2019 sales to customers outside the United States represented approximately 51% which consisted of 30% from Canada, 15% from Italy and 6% from UK and during the three months ended August 31, 2018 sales to customers outside the United States represented approximately 33% which consisted of 27% from Canada and 6% from Hong Kong.

During the three months ended August 31, 2019, sales by product lines which each represented over 10% of sales consisted of approximately 29% from sales of prep cleanser and shampoo, 16% from sale of moisturizer and conditioner and 30% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three month period ended August 31, 2018, sales by product line which each represented over 10% of sales consisted of approximately 23% from sales of hair shampoo, 16% from sales of hair shampoo and conditioner, 20% from sale of hair treatment spray and repair products and 22% from sale of introductory kit (shampoo, conditioner and treatment spray).

REVIV3 PROCARE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(UNAUDITED)

Note 11 – Concentrations (continued)

During the three months ended August 31, 2019 and 2018, sales by product line comprised of the following:

Product	2019	2018
Prep Cleanser & Shampoo	$36,712	$30,590
Moisturizer & Conditioner	19,665	23,181
Treatment Spray	8,243	12,999
Cellular Complex	8,320	8,371
Hair masque	1,740	2,698
Thickening spray	2,553	2,345
Introductory kit	37,836	31,095
Fragrance shampoo and conditioner	—	25,000
Thermal protect	2,578	1,367
Bundle	5,745	—
Others	2,290	3,534
Total	$125,682	$141,180

As of August 31, 2019, accounts receivable from four customers which each represented over 10% of total sales represented approximately 89% at 29%, 26%, 23%, and 11% and at May 31, 2019, accounts receivable from five customers represented approximately 94% at 30%, 13%, 23%, 14% and 14%, respectively.

The Company purchased inventories and products from two vendors totaling approximately $116,698 (85% of the purchases at 70% and 15%) and four vendors totaling approximately $86,500 (87% of the purchases) during the three months ended August 31, 2019 and 2018, respectively.

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

Jumpstart Our Business Startups Act of 2012

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Results of Operations

For the Three Months ended August 31, 2019 compared to the Three Months ended August 31, 2018

Sales for the three months periods ended August 31, 2019 and 2018 were $125,682 and $141,180, respectively. Sales for the three months period ended August 31, 2019 decreased by $15,498 or 11%, as compared to the same comparable period in 2018 due to the Company receiving fewer sales orders in 2019 from our salon and distribution customers as compared to 2018 comparable period.

Cost of sales consisted of cost of product, freight, distribution and merchant fees. Cost of sales for the three months ended August 31, 2019 and 2018 was $45,153 or 36% of sales and $63,776 or 45% of the sales, respectively. Cost of sales for the three months ended August 31, 2019 decreased by $18,623 or 29% over the comparable period in 2018 due to the reduction in sales. In addition, the Company negotiated a new supplier for assembly of our products at a cheaper cost resulting in lower cost of sales.

Gross profit for the three months ended August 31, 2019 and 2018 was $80,529 and $77,404, respectively. Gross profit as a percentage of sales for the three months ended August 31, 2019 was 64% as compared to 55% for the same comparable period in 2018. The increase in gross profit was primarily attributable to the decrease in cost of sales due to sourcing the assembly of our product-mix formulas to a lower cost manufacturer.

Operating expenses consisted of marketing and selling expenses, professional and consulting expenses, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended August 31, 2019 and 2018 were $183,403 and $170,457, respectively. Operating expenses as a percentage of sales for the three months ended August 31, 2019 and 2018 were 146% and 121%, respectively. Operating expenses for the three months ended August 31, 2019 increased by $12,946 or 8% as compared to the comparable period in 2018 primarily due to the addition of independent contractors and increased expenses for marketing and advertising to grow our direct to consumer business.

Other income (expense) consisted of interest income, interest expense and other finance charges, and other income. Interest income for the three months ended August 31, 2019 and 2018 was $40 and $21, respectively. Interest expense and finance changes for the three months ended August 31, 2019 and 2018 were $117 and $272, respectively, primarily due to interest expense related to business credit card financing charges. Other income for the three months ended August 31, 2019 and 2018 was $2,342 and $0, respectively, relating to the bad debts recovered during the three months ended August 31, 2019 that were previously written-off in prior periods.

As a result of the above, we reported a net loss of $100,609 and $93,304 for the three months period ended August 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have recorded accumulated deficits and have incurred operating losses since our inception and expect losses to continue during fiscal year 2019. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising additional capital by sale of our common stock or obtaining credit facilities from banks and financial institutions, and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Operating Activities

Net cash flows used in operating activities for the three months ended August 31, 2019 was $6,130 attributable to a net loss of $100,609, depreciation of $2,770, bad debts recovery of $2,342, write-off of intangibles of $474, and net change in operating assets and liabilities of $93,577 primarily due to decrease in accounts receivable of $44,326, increase in inventory, prepaid expenses and other current assets of $52,476, and increase in accounts payable and accrued liabilities of $101,727. Cash used in operating activities for the three months ended August 31, 2018 consisted of net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $86,634 consisted of a net loss of $93,304 partially offset by reconciliation of depreciation of $913 and net changes in operating assets and liabilities of $5,757 primarily from an increase in inventory, advances to suppliers and increase in accounts payable and accrued expenses and customer deposits.

Investing Activities

Net cash flows used by investing activities for the three months ended August 31, 2019 and 2018 was $9,230 and $0, respectively. We purchased property and equipment of $9,230 and $0 during the three months ended August 31, 2019 and 2018, respectively.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2019 and 2018 was $6,696 and $0, respectively. We received advances from a related party of $7,649 and repaid $953 in equipment financing during the three months ended August 31, 2019.

As a result of the activities described above, we recorded a net decrease of cash of $8,664 during the three months ended August 31, 2019, and net decrease of cash of $86,634 for the three months ended August 31, 2018.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended August 31, 2019, included with this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of August 31, 2019, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses in our internal control over financial reporting which we identified and previously reported in the Annual Report on Form 10-K for the year ended May 31, 2019: (1) insufficient number of qualified accounting personnel governing the financial close and reporting process, (2) lack of independent directors, and (3) lack of proper segregation of duties.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended August 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2019
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2019
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2019
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2019
101.INS	XBRL Instance	X		08/31/2019
101.SCH	XBRL Taxonomy Extension Schema	X		08/31/2019
101.CAL	XBRL Taxonomy Extension Calculation	X		08/31/2019
101.DEF	XBRL Taxonomy Extension Definition	X		08/31/2019
101.LAB	XBRL Taxonomy Extension Labels	X		08/31/2019
101.PRE	XBRL Taxonomy Extension Presentation	X		08/31/2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviv3 Procare Company

Date: October 1, 2019	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer (Principal Executive Officer)