Form 10-Q
period 2019-11-30
Reviv3 Procare Co
filed 2020-01-07
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 6, 2020, there were 41,285,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2019

UNAUDITED

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$344,532	$346,179
Accounts receivable, net	52,825	79,588
Inventory	301,969	264,578
Prepaid expenses and other current assets	—	2,993

Total Current Assets	699,326	693,338

OTHER ASSETS:
Intangible assets, net	—	474
Property and equipment, net	36,494	32,803
Deposits	16,277	14,849

Total Other Assets	52,771	48,126

TOTAL ASSETS	$752,097	$741,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$167,107	$32,471
Customer deposits	17,511	16,203
Due to related party	7,787	210
Equipment financing payable, current	3,300	3,300

Total Current Liabilities	195,705	52,184

LONG TERM LIABILITIES:
Equipment financing payable	10,005	11,910

Total Liabilities	205,710	64,094

Commitments and contingencies (see Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,285,881 shares issued and outstanding as of November 30, 2019 and May 31, 2019	4,129	4,129
Additional paid-in capital	5,311,383	5,311,383
Accumulated deficit	(4,769,125)	(4,638,142)

Total Stockholders' Equity	546,387	677,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$752,097	$741,464

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Sales	$328,552	$240,159	$454,234	$381,339

Cost of sales	169,714	159,616	214,867	223,392

Gross profit	158,838	80,543	239,367	157,947

OPERATING EXPENSES:
Marketing and selling expenses	45,726	32,269	102,763	41,472
Compensation and related taxes	20,899	7,417	31,193	15,086
Professional and consulting expenses	9,073	70,694	37,472	120,180
General and administrative	113,025	28,227	198,356	132,326

Total Operating Expenses	188,723	138,607	369,784	309,064

LOSS FROM OPERATIONS	(29,885)	(58,064)	(130,417)	(151,117)

OTHER INCOME (EXPENSE):
Interest income	30	25	70	46
Interest expense and other finance charges	(519)	—	(636)	(272)

Other Income (Expense), Net	(489)	25	(566)	(226)

LOSS BEFORE PROVISION FOR INCOME TAXES	(30,374)	(58,039)	(130,983)	(151,343)

Provision for income taxes	—	—	—	—

NET LOSS	$(30,374)	$(58,039)	$(130,983)	$(151,343)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,285,881	40,649,936	41,285,881	40,576,695

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2019 AND 2018

(UNAUDITED)

For the six months ended November 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the six months ended November 30, 2019	—	—	—	—	—	(130,983)	(130,983)

Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,769,125)	$546,387

For the three months ended November 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,738,751)	$576,761

Net loss for the three months ended November 30, 2019	—	—	—	—	—	(30,374)	(30,374)

Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,769,125)	$546,387

For the six months ended November 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345
Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000
Shares to be issued for services	—	—	12,500	1	4,999	—	5,000
Net loss for the six months ended November 30, 2018	—	—	—	—	—	(151,343)	(151,343)

Balance, November 30, 2018	—	$—	41,277,547	$4,128	$5,306,384	$(4,639,510)	$671,002

For the three months ended November 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,581,471)	$420,041
Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000
Shares to be issued for services	—	—	12,500	1	4,999	—	5,000
Net loss for the three months ended November 30, 2018	—	—	—	—	—	(58,039)	(58,039)

Balance, November 30, 2018	—	$—	41,277,547	$4,128	$5,306,384	$(4,639,510)	$671,002

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,983)	$(151,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,539	2,043
Bad debts (recovery)	(2,342)	297
Intangibles written off	474	5,000
Change in operating assets and liabilities:
Accounts receivable	29,106	(5,854)
Inventory	(37,391)	856
Advance to suppliers	—	(12,339)
Prepaid expenses and other current assets	2,993	(5,384)
Deposits	(1,428)	—
Accounts payable and accrued expenses	134,637	(16,291)
Customer deposits	1,308	35,815

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,913	(147,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,230)	(2,617)

NET CASH USED IN INVESTING ACTIVITIES	(9,230)	(2,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	—	304,000
Repayment of equipment financing	(1,906)	—
Advances from a related party	7,577	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,671	304,000

NET INCREASE (DECREASE) IN CASH	(1,647)	154,183

CASH - Beginning of year	346,179	227,870

CASH - End of year	$344,532	$382,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$519	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and six months ended November 30, 2019 and 2018 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2019. The results of operations for the three months and six months ended November 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $130,983 for the six months ended November 30, 2019.  Additionally, the Company has an accumulated deficit of $4,769,125 at November 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOVEMBER 30, 2019 AND 2018

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $0 and $2,993 at November 30, 2019 and May 31, 2019, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors. Prepaid expenses at May 31, 2019 primarily included cash prepayment to vendors.

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

The Company sells a variety of hair care products. The Company recognizes revenue on a gross basis as a principal for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues. See Note 11 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and freight-in.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $10,314 and $9,154 for the three months ended November 30, 2019 and 2018, respectively. Shipping costs included in marketing and selling expense were $20,606 and $18,357 for the six months ended November 30, 2019 and 2018, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

Fair value measurements and fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment losses of $474 during the six months ended November 30, 2019.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2019 and 2018, the Company had no potentially dilutive securities outstanding.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Changes

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, Leases, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method. The Company, signed a lease for 3 years on December 1, 2019 and will record the initial lease liability and right-of-use asset, in the same aggregate amount. The Company’s right-of-use asset relates to the lease involving office space and will be amortized over the lease term of three years. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s financial statements.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	November 30, 2019	May 31, 2019
Accounts Receivable	$53,260	$82,365
Less: Allowance for doubtful debts	(435)	(2,777)
	$52,825	$79,588

The Company recorded bad debt recovery of $2,342 and bad debt expense of $297 during the six months ended November 30, 2019 and 2018, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	November 30, 2019	May 31, 2019
Finished Goods	$49,680	$69,256
Raw Materials	$252,289	195,322
	$301,969	$264,578

At November 30, 2019 and May 31, 2019, inventory held at third party locations amounted to $556  and $13,176, respectively. At November 30, 2019 and May 31, 2019, inventory in- transit amounted to $2,670 and $3,450, respectively.

During the six months ended November 30, 2019 the Company sold some of the slow- moving inventory which had been written off and recovered $769. During the six months ended November 30, 2018, the Company wrote down inventory for obsolescence of $636 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2019	May 31, 2019
Furniture and Fixtures	5 years	$ 5,759	$ 5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	29,720	20,490
Less: Accumulated Depreciation		(16,377)	(10,838)
		$ 36,494	$ 32,803

Depreciation expense amounted to $2,770 and $1,130 for the three months ended November 30, 2019 and 2018, respectively. Depreciation expense amounted to $5,539 and $2,043 for the six months ended November 30, 2019 and 2018, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	November 30, 2019	May 31, 2019
Trade Payables	$152,212	$14,610
Credit Cards	12,786	14,407
Other	2,109	3,454
	$167,107	$32,471

Note 7 – Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly instalment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of November 30, 2019, and May 31, 2019, the balance outstanding on the loan was $13,305 and $15,210. $3,300 of the loan is payable within one year and the balance $10,005, is payable after one year from November 30, 2019. The Company recorded an interest expense of $29 and $15, respectively on the loan in the accompanying unaudited financial statements for the six months and three months ended November 30, 2019.

The amounts of loan payments due in the next five years ended November 30, are as follows:

2020	$3,300
2021	3,300
2022	3,300
2023	3,300
2024	105
$13,305

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 8 – Stockholders’ Equity (continued)

Common Stock

As of November 30, 2019, 41,285,891 shares of common stock were outstanding.

No stock was issued during the six months ended November 30, 2019.

During the six months period ended November 30, 2018, the Company issued 760,000 shares of common stock for $304,000 cash proceeds to third party investors at $0.40 per share.

During the six months period ended November 30, 2018, the Company recorded 12,500 shares of common stock for shares earned by third party consultant for providing services to the Company. The shares were valued at $0.40 per share or $5,000 based on recent common stock sales.

Note 9 – Commitments and Contingencies

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. Rent expense amounted to $23,880 and $22,470 for the three months ended November 30, 2019 and 2018, respectively. Rent expense amounted to $47,547 and $47,537 for the six months ended November 30, 2019 and 2018, respectively.

Subsequent to November 30, 2019, the Company signed an extension of the lease from December 1, 2019 for 3 years. The rent will be $7,567.34 per month for the first year and increase by a certain amount each year.

Future minimum rental payments required under this operating lease are as follows:

	Total	1 Year	2 Year	3 Year
Operating Lease	$282,705	$90,808	$94,235	$97,662
Total	$282,705	$90,808	$94,235	$97,662

The Company adopted ASC Topic 842 effective June 1, 2019 and pursuant to that the Company will record the initial lease liability and right-of-use asset, in regards to the lease on December 1, 2019. The Company’s right-of-use asset relates to lease involving office space and will be amortized over the lease term of three years.

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2019 and May 31, 2019, the Company had a payable to the officer of $7,787 and $210, respectively. These advances are due on demand and non-interest bearing.

During the six months ended November 30, 2018, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

Note 11 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2019 and May 31, 2019, the Company held cash of approximately $98,330 and $102,454, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2019.

Concentration of Revenue, Product Line, and Supplier

During the three months ended November 30, 2019 sales to one customer, which represented over 10% of our total sales at 48%. During the six months ended November 30, 2019 sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 55% of the Company’s net sales at 35%, 10% and 11%. During the three months ended November 30, 2018 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 51% of the Company’s net sales at 37% and 14%. During the six months ended November 30, 2018 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 45% of the Company’s net sales at 30% and 15%.

During the three months ended November 30, 2019, sales to customers outside the United States represented approximately 21% which consisted of 13% from Canada and 8% from Italy and during the six months ended November 30, 2019, sales to customers outside the United States represented approximately 30% which consisted of 18% from Canada, 10% from Italy and 2% from UK. During the three months ended November 30, 2018 sales to customers outside the United States represented approximately 39% which consisted of 19% from Canada, 14% from Italy, 1% from UK and 5% from Hong Kong. During the six months ended November 30, 2018 sales to customers outside the United States represented approximately 37% which consisted of 23% from Canada, 9% from Italy, 5% from Hong Kong and 1% from United Kingdom.

During the six months ended November 30, 2019, sales by product lines which each represented over 10% of sales consisted of approximately 16% from sales of prep cleanser and shampoo, 10% from sale of moisturizer and conditioner, 19% from sale of introductory kit (shampoo, conditioner and treatment spray) and 35% from sale of fragrance shampoo and conditioner. During the six month period ended November 30, 2018, sales by product line which each represented over 10% of sales consisted of approximately 18% from sales of prep shampoo and conditioner, 13% from sales of moisturizer and conditioner, 15% from sale of fragrance shampoo and conditioner and 21% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the six months ended November 30, 2019 and 2018, sales by product line comprised of the following:

	For the Six months ended November 30,
Hair Care Products	2019	2018
Shampoos and Conditioners	88%	87%
Ancillary Products	12%	13%
Total	100%	100%

As of November 30, 2019, accounts receivable from three customers which each represented over 10% of total sales represented approximately 87% at 31%, 30%, and 26% and at May 31, 2019, accounts receivable from five customers represented approximately 94% at 30%, 13%, 23%, 14% and 14%, respectively.

The Company purchased inventories and products from two vendors totaling approximately $196,962 (88% of the purchases at 76% and 12%) and three vendors totaling approximately $241,220 (75% of the purchases) during the six months ended November 30, 2019 and 2018, respectively.

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

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of 12 exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. Currently, we produce seven (7) products with 16 separate SKU’s and look to expand our product lines over the next 12 months.

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

Results of Operations

For the Three months and Six months ended November 30, 2019 Compared to the Three Months and Six Months ended November 30, 2018

Revenues for the three months ended November 30, 2019 and 2018 were $328,552 and $240,159, respectively. Revenues for the three months ended November 30, 2019 increased by $88,393 or 37% over the same comparable period in 2018. Revenues for the six months periods ended November 30, 2019 and 2018 were $454,234 and $381,339, respectively. Revenues for the six months ended November 30, 2019 increased by $72,895 or 19% over the same comparable period in 2018. Revenues increased in the 2019 respective periods primarily due to the Company’s increase in branding and promotional efforts of its products for the upcoming holiday season, continued diversification of domestic and international sales channels, and a general increase in sales to our existing customers due to a wider name and brand recognition of our products.

Cost of sales consisted primarily of cost of product and freight-in costs. Cost of sales for the three months ended November 30, 2019 and 2018 was $169,714 and $159,616, respectively. Cost of sales as a percentage of sales for the three months ended November 30, 2019 and 2018 was 52% and 66%, respectively. Cost of sales for the six months ended November 30, 2019 and 2018 was $214,867 and $223,392, respectively. Cost of sales as a percentage of sales for the six months ended November 30, 2019 and 2018 was 47% and 59%, respectively. Cost of sales as a percentage of sales decreased in 2019 for the respective periods as compared to the same comparable periods in 2018 primarily due to the Company negotiating lower costs for assembly of our products resulting in lower cost of sales.

Gross profit for the three months ended November 30, 2019 and 2018 was $158,838 and $80,543, respectively. Gross profit as a percentage of revenues for the three months ended November 30, 2019 was 48% as compared to 34% for the same comparable period in 2018. Gross profit for the six months ended November 30, 2019 and 2018 was $239,367 and $157,947, respectively. Gross profit as a percentage of revenues for the six months ended November 30, 2019 was 53% as compared to 41% for the same comparable period in 2018. The increase in gross profit was primarily attributable to the reduction in cost of sales.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended November 30, 2019 and 2018 were $186,381 and $138,607, respectively. Operating expenses as a percentage of revenues for the three months ended November 30, 2019 and 2018 were 57% and 58%, respectively. Operating expenses for the three months ended November 30, 2019 increased by $47,774 or 34% over the comparable period in 2018. Operating expenses for the six months ended November 30, 2019 and 2018 were $369,784 and $309,064, respectively. Operating expenses as a percentage of revenues for the six months ended November 30, 2019 and 2018 were 81% and 81%, respectively. Operating expenses for the six months ended November 30, 2019 increased by $60,720 or 20% over the comparable period in 2018. The increase in operating expenses is attributable primarily due to the increase in marketing and advertising expense to promote Company’s brand name and its products, a general increase in the general and administrative expenses relating to rent, insurance, and other expenses, offset by reduction in independent contractors and their fees and reduction in legal and professional fees during the respective periods in 2019 compared to the same comparable periods in 2018.

As a result of the above, we reported a net loss of $28,032 and $130,983 for the three months and six months ended November 30, 2019.

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

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the six months ended November 30, 2019 was $1,913, attributable to a net loss of $130,983, depreciation of $5,539, bad debts recovery of $2,342, write-off of intangibles of $474 and net change in operating assets and liabilities of $129,225 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and security deposits, and increase in inventory, accounts payable and accrued expenses, and customer deposits. Net cash flows used in operating activities for the six months ended November 30, 2018 was $147,200, attributable to a net loss of $151,343, depreciation of $2,043, bad debts of $297, stock based compensation of $5,000 and net change in operating assets and liabilities of $3,197 primarily due to increase in accounts receivable and customer deposits, and decrease in inventory, advances to suppliers, prepaid expenses and other current assets and accounts payable and accrued expenses.

Investing Activities

Net cash flows used by investing activities for the six months ended November 30, 2019 and 2018 was $9,230 and $2,617, respectively. We purchased property and equipment of $9,230 and $2,617 during the six months ended November 30, 2019 and 2018, respectively.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2019 and 2018 was $5,671 and $304,000, respectively. For the six months ended November 30, 2019, we paid $1,906 towards equipment financing and received $7,577 in advances from a related party. For the six months ended November 30, 2018, we raised $304,000 in capital funds through private placement offerings.

As a result of the activities described above, we recorded a net decrease in cash of $1,647 during the six months ended November 30, 2019, and net increase of cash of $154,183 for the six months ended November 30, 2018.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended November 30, 2019, included with this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of November 30, 2019, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended November 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2019
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		11/30/2019
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		11/30/2019
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		11/30/2019
101.INS	XBRL Instance	X		11/30/2019
101.SCH	XBRL Taxonomy Extension Schema	X		11/30/2019
101.CAL	XBRL Taxonomy Extension Calculation	X		11/30/2019
101.DEF	XBRL Taxonomy Extension Definition	X		11/30/2019
101.LAB	XBRL Taxonomy Extension Labels	X		11/30/2019
101.PRE	XBRL Taxonomy Extension Presentation	X		11/30/2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: January 6, 2020

By: /s/Jeff Toghraie

____________________________

Jeff Toghraie

Chief Executive Officer

(Principal Executive Officer)