Form 10-Q
period 2020-02-29
Reviv3 Procare Co
filed 2020-04-07
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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
Not Applicable

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

As of April 6, 2020, there were 41,285,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation;

●	The scope and duration of the COVID-19 outbreak and its impact on global economic systems; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	February 29, 2020	May 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$142,690	$346,179
Accounts receivable, net	59,927	79,588
Inventory	344,477	264,578
Prepaid expenses and other current assets	1,290	2,993

Total Current Assets	548,384	693,338

OTHER ASSETS:
Intangible assets, net	—	474
Property and equipment, net	34,035	32,803
Deposit	16,278	14,849
Right of use assets, net	219,105	--_

Total Other Assets	269,418	48,126

TOTAL ASSETS	$817,802	$741,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,714	$32,471
Customer deposits	16,203	16,203
Due to related party	210	210
Equipment financing payable, current	3,300	3,300
Lease liability, current	68,941	—

Total Current Liabilities	152,368	52,184

LONG TERM LIABILITIES:
Equipment financing payable	9,625	11,910
Lease liability, non-current	151,021	—

Total Liabilities	313,014	64,094

Commitments and contingencies (see Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,285,881 shares issued and outstanding as of February 29, 2020 and May 31, 2019	4,129	4,129
Additional paid-in capital	5,311,383	5,311,383
Accumulated deficit	(4,810,724)	(4,638,142)

Total Stockholders' Equity	504,788	677,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$817,802	$741,464

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 29, February 28,		February 29, February 28,
	2020	2019	2020	2019

Sales	$157,880	$281,062	$612,114	$662,401

Cost of sales	45,736	158,846	260,603	382,238

Gross profit	112,144	122,216	351,511	280,163

OPERATING EXPENSES:
Marketing and selling expenses	37,497	22,439	140,260	63,911
Compensation and related taxes	7,624	7,344	38,817	22,430
Professional and consulting expenses	43,431	37,732	142,263	157,912
General and administrative	64,703	58,212	201,699	190,538

Total Operating Expenses	153,255	125,727	523,039	434,791

LOSS FROM OPERATIONS	(41,111)	(3,511)	(171,528)	(154,628)

OTHER INCOME (EXPENSE):
Interest income	25	49	95	95
Interest expense and other finance charges	(513)	(106)	(1,149)	(378)

Other Income (Expense), Net	(488)	(57)	(1,054)	(283)

LOSS BEFORE PROVISION FOR INCOME TAXES	(41,599)	(3,568)	(172,582)	(154,911)

Provision for income taxes	—	—	—	—

NET LOSS	$(41,599)	$(3,568)	$(172,582)	$(154,911)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,285,881	41,277,547	41,285,881	40,808,595

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(UNAUDITED)

For the three months ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,769,125)	$546,387

Net loss for the three months ended February 29, 2020	—	—	—	—	—	(41,599)	(41,599)

Balance, February 29, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,724)	$504,788

For the nine months ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the nine months ended February 29, 2020	—	—	—	—	—	(172,582)	(172,582)

Balance, February 29, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,724)	$504,788

For the three months ended February 28, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2018	—	$—	41,277,547	$4,128	$5,306,384	$(4,639,510)	$671,002

Net loss for the three months ended February 28, 2019	—	—	—	—	—	(3,568)	(3,568)

Balance, February 28, 2019	—	$—	41,277,547	$4,128	$5,306,384	$(4,643,078)	$667,434

For the nine months ended February 28, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345

Issuance of common stock for cash	—	—	760,000	76	303,924	—	304,000

Shares to be issued for services	—	—	12,500	1	4,999	—	5,000

Net loss for the nine months ended February 28, 2019	—	—	—	—	—	(154,911)	(154,911)

Balance, February 28, 2019	—	$—	41,277,547	$4,128	$5,306,384	$(4,643,078)	$667,434

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 29, 2020	February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(172,582)	$(154,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,998	3,625
Bad debts (recovery)	(2,342)	2,786
Stock based compensation	—	5,000

Intangibles written off	474	—
Change in operating assets and liabilities:
Accounts receivable	22,004	(11,316)
Inventory	(79,899)	(106,224)
Advance to suppliers	—	3,413
Prepaid expenses and other current assets	1,703	3,505
Deposits	(1,429)	—
Right of use assets	857	—
Accounts payable and accrued expenses	31,242	91,508

Customer deposits	—	42,447
Other liabilities	—	(47)

NET CASH USED IN OPERATING ACTIVITIES	(191,974)	(120,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,230)	(13,887)

NET CASH USED IN INVESTING ACTIVITIES	(9,230)	(13,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	—	304,000
Repayment of equipment financing	(2,285)	(275)
Advances from a related party	—	3,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,285)	306,725

NET (DECREASE) INCREASE IN CASH	(203,489)	172,624

CASH - Beginning of period	346,179	227,870

CASH - End of period	$142,690	$400,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,149	$378
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Financing of equipment	$—	$16,500
Right of use assets recognized as lease liability	$235,748	$—
Right of use assets amortization	$15,786	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and nine months ended February 29, 2020 and February 28, 2019 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 29, 2020 and February 28, 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2019. The results of operations for the three months and nine months ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $172,582 for the nine months ended February 29, 2020, and used cash from operating activities of $191,974 for the nine months ended February 29, 2020.  Additionally, the Company has an accumulated deficit of $4,810,724 at February 29, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $1,290 and $2,993 at February 29, 2020 and May 31, 2019, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors. Prepaid expenses at February 29, 2020 and May 31, 2019 primarily included cash prepayment to vendors.

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

Revenue recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers”, which is effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

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

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $11,292 and $11,900 for the three months ended February 29, 2020 and February 28, 2019, respectively. Shipping costs included in marketing and selling expense were $31,898 and $30,601 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company follows the provision of ASC 740-10 related to “Accounting for Uncertain Income Tax Positions”. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment losses of $474 as an operating expense in the accompanying financial statements, during the nine months ended February 29, 2020.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 29, 2020 and February 28, 2019, the Company had no potentially dilutive securities outstanding.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Changes

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, Leases, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method. The Company, signed a lease for 3 years on December 1, 2019 and will record the initial lease liability and right-of-use asset, in the same aggregate amount. The Company’s right-of-use asset relates to the lease involving office space and will be amortized over the lease term of three years. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement” (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy (please see Note 3 below for discussion of the three-level hierarchy for measuring fair value), (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of ASU 2018-13. The Company has not adopted ASU 2018-13 and, based on its preliminary assessment, does not believe the impact of adoption will be material on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	February 29, 2020	May 31, 2019
Accounts Receivable	$60,362	$82,365
Less: Allowance for doubtful debts	(435)	(2,777)
	$59,927	$79,588

The Company recorded bad debt recovery of ($2,342) and bad debt expense of $2,786 during the nine months ended February 29, 2020 and February 28, 2019, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	February 29, 2020	May 31, 2019
Finished Goods	$40,671	$69,256
Raw Materials	303,806	195,322
	$344,477	$264,578

At February 29, 2020 and May 31, 2019, inventory held at third party locations amounted to $580 and $13,176, respectively. At February 29, 2020 and May 31, 2019, inventory in- transit amounted to $0 and $3,450, respectively.

During the nine months ended February 29, 2020 the Company sold some of the slow- moving inventory which had been written off and recovered $769. During the nine months ended February 28, 2019, the Company wrote down inventory for obsolescence of $636 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 29, 2020	May 31, 2019
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	29,720	20,490
Less: Accumulated Depreciation		(18,836)	(10,838)
		$34,035	$32,803

Depreciation expense amounted to $2,459 and $1,582 for the three months ended February 29, 2020 and February 28, 2019, respectively. Depreciation expense amounted to $7,998 and $3,625 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	February 29, 2020	May 31, 2019
Trade Payables	$48,173	$14,610
Credit Cards	12,905	14,407
Other	2,636	3,454
	$63,714	$32,471

Note 7 – Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount was $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of February 29, 2020, and May 31, 2019, the balance outstanding on the loan was $12,925 and $15,210. $3,300 of the loan is payable within one year and the balance $9,625, is payable after one year from February 29, 2020. The Company recorded an interest expense of $31 and $10, respectively on the loan in the accompanying unaudited financial statements for the three months and nine months ended February 29, 2020. The Company recorded an interest expense of $42 on the loan in the accompanying unaudited financial statements for the three months and nine months ended February 28, 2019.

The amounts of principal payments due in the next five years ended February 28, are as follows:

2021	$3,300
2022	3,300
2023	3,300
2024	3,025
$12,925

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

As of February 29, 2020, no shares of preferred stock were issued and outstanding.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 8 – Stockholders’ Equity (continued)

Common Stock

As of February 29, 2020, 41,285,891 shares of common stock were issued and outstanding.

No stock was issued during the nine months ended February 29, 2020.

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

Note 9 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, “Leases” on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent will be $7,567.34 per month for the first year and increase by a certain amount each year.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

The Company reviews the impairment of ROU assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

Lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Variable payments change due to facts or circumstances occurring after the commencement date, other than the passage of time, and do not result in a remeasurement of lease liabilities. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 9 – Commitments and Contingencies (continued)

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended February 29, 2020, the Company recorded rent expense in the amount of $23,589 for the three months ended February 29, 2020. As of February 29, 2020, the lease liability balance was $219,962 and the right of use asset balance was $219,105. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

February 29, 2020
Assets
Operating lease assets, net	$213,452

Liabilities
Current Operating	68,941
Non-current Operating	151,021
Total Lease Liabilities	$219,962

Maturities of operating lease liabilities were as follows as of February 29, 2020:

Operating Lease
Year 1	$91,665
Year 2	95,091
Year 3	73,246
Total	260,002
Less: Imputed interest	(40,040)
Present value of lease liabilities	219,962
Less: current portion	(68,941)
Non- current portion	$151,021

Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $23,666 for the three months ended February 29, 2020 and February 28, 2019, respectively. Rent expense amounted to $71,105 and $71,203 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 29, 2020 and May 31, 2019, the Company had a payable to the officer of $210 and $210, respectively. These advances are unsecured, due on demand and non-interest bearing.

During the nine months ended February 28, 2019, the Company paid $280 to an affiliated company for advisory services rendered. The affiliated company is managed by the Company’s Chief Executive Officer.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

Note 11 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 29, 2020 and May 31, 2019, the Company held cash of approximately $0 and $102,454, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 29, 2020.

Concentration of Revenue, Product Line, Accounts Receivable and Supplier

During the three months ended February 29, 2020 sales to four customers, which each represented over 10% of our total sales, aggregated to approximately 68% of the Company’s net sales at 21%, 20%, 15% and 12%. During the nine months ended February 29, 2020, sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 48% of the Company’s net sales at 26%, 10% and 12%. During the three months ended February 28, 2019 sales to one customer, which represented over 10% of our total sales, amounted to approximately 50% of the Company’s net sales. During the nine months ended February 28, 2019 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 51% of the Company’s net sales at 38% and 13%.

During the three months ended February 29, 2020, sales to customers outside the United States represented approximately 42% which consisted of 41% from Canada and 1% from other countries and during the nine months ended February 29, 2020, sales to customers outside the United States represented approximately 33% which consisted of 24% from Canada, 8% from Italy and 1% from UK. During the nine months period ended February 28, 2019 sales to customers outside the United States represented approximately 30% which consisted of 20% from Canada, 5% from Italy, 3% from Hong Kong and 2% from United Kingdom. During the three months period ended February 28, 2019 sales to customers outside the United States represented approximately 26% which consisted of 22% from Canada and 4% from United Kingdom.

During the nine months ended February 29, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 17% from sale of introductory kit (shampoo, conditioner and treatment spray) and 26% from sale of fragrance shampoo and conditioner. During the three months ended February 29, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 25% from sale of introductory kit (shampoo, conditioner and treatment spray), 26% from sale of prep shampoo and 10% from prime moisturizer and conditioner. During the nine months period ended February 28, 2019, sales by product line which each represented over 10% of sales consisted of approximately 20% from sale of introductory kit (shampoo, conditioner and treatment spray), 16% from prep shampoo and conditioner, 11% from sale of moisturizer and conditioner and 29% from fragrance shampoo and conditioner. During the three months period ended February 28, 2019, sales by product line which each represented over 10% of sales consisted of approximately 15% from sale of introductory kit (shampoo, conditioner and treatment spray), 21% from fragrance shampoo and 21% from fragrance conditioner.

During the nine months ended February 29, 2020 and February 28, 2019, sales by product line comprised of the following:

	For the Nine Months ended
Hair Care Products	February 29, 2020	February 28, 2019
Shampoos and Conditioners	80%	76%
Ancillary Products	20%	24%
Total	100%	100%

As of February 29, 2020, accounts receivable from five customers represented approximately 85% at 14%, 15%, 16%, 18% and 22% and at May 31, 2019, accounts receivable from five customers represented approximately 94% at 30%, 13%, 23%, 14% and 14%, respectively.

The Company purchased inventories and products from one vendor totaling approximately $203,916 (77% of the purchases) and three vendors totaling approximately $308,761 (76% of the purchases at 10%, 28% and 38%) for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of twelve exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. Currently, we produce seven products with sixteen separate stock-keeping units (“SKUs”) and look to expand our product lines over the next twelve months.

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

Results of Operations

For the Three months and Nine months ended February 29, 2020 Compared to the Three Months and Nine Months ended February 28, 2019

Revenues for the three months ended February 29, 2020 and February 28, 2019 were $157,880 and $281,062, respectively. Revenues for the three months ended February 29, 2020 decreased by $123,182 or 44% over the same comparable period in 2019. Revenues for the nine months periods ended February 29, 2020 and February 28, 2019 were $612,114 and $662,401, respectively. Revenues for the nine months ended February 29, 2020 decreased by $50,287 or 8% over the same comparable period in 2019. Revenues have decreased in the 2020 respective periods primarily due to the Company’s inability to receive certain components from China due to extended factory delays caused by Coronavirus (COVID – 19) after the Chinese New Year, and continued diversification of selling our products from domestic distribution to direct to consumer sales channels.

Cost of sales consisted primarily of cost of product and freight-in costs. Cost of sales for the three months ended February 29, 2020 and February 28, 2019 was $45,736 and $158,846, respectively. Cost of sales as a percentage of sales for the three months ended February 29, 2020 and February 28, 2019 was 29% and 57%, respectively. Cost of sales for the nine months ended February 29, 2020 and February 28, 2019 was $260,603 and $382,238, respectively. Cost of sales as a percentage of sales for the nine months ended February 29, 2020 and February 28, 2019 was 43% and 58%, respectively. Cost of sales as a percentage of sales decreased in 2020 for the respective periods as compared to the same comparable periods in 2019 primarily due to the Company continued streamlining of its operations for assembly of our products resulting in lower cost of sales.

Gross profit for the three months ended February 29, 2020 and February 28, 2019 was $112,144 and $122,216, respectively. Gross profit as a percentage of revenues for the three months ended February 29, 2020 was 71% as compared to 43% for the same comparable period in 2019. Gross profit for the nine months ended February 29, 2020 and February 28, 2019 was $351,511 and $280,163, respectively. Gross profit as a percentage of revenues for the nine months ended February 29, 2020 was 57% as compared to 42% for the same comparable period in 2019. The increase in gross profit for the nine months ended February 29, 2020 was primarily attributable to the continued refocusing and diversification of our sales channels from the traditional distribution sales to direct to consumer channels.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended February 29, 2020 and February 28, 2019 were $153,255 and $125,727, respectively. Operating expenses as a percentage of revenues for the three months ended February 29, 2020 and February 28, 2019 were 97% and 45%, respectively. Operating expenses for the three months ended February 29, 2020 increased by $27,528 or 22% over the comparable period in 2019. Operating expenses for the nine months ended February 29, 2020 and February 28, 2019 were $523,039 and $434,791, respectively. Operating expenses as a percentage of revenues for the nine months ended February 29, 2020 and February 28, 2019 were 85% and 66%, respectively. Operating expenses for the nine months ended February 29, 2020 increased by $88,248 or 20% over the comparable period in 2019. The increase in operating expenses is attributable primarily due to the increase in marketing and advertising expense to promote Company’s brand name and its products in the direct to consumer channels, a general increase in the general and administrative expenses relating to rent, insurance, and other expenses, offset by reduction in independent contractors and their fees and reduction in legal and professional fees during the respective periods in 2020 compared to the same comparable periods in 2019.

As a result of the above, we reported a net loss of $41,599 and $172,582 for the three months and nine months ended February 29, 2020 as compared to a net loss of $3,568 and $154,911 for the three months and nine months ended February 28, 2019.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the fiscal year 2019. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Operating Activities

Net cash flows used in operating activities for the nine months ended February 29, 2020 was $191,974, attributable to a net loss of $172,582, depreciation of $7,998, bad debts recovery of $2,342, write-off of intangibles of $474, and net change in operating assets and liabilities of $25,523 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and security deposits offset by an increase in inventory, accounts payable and accrued expenses, and right of use assets. Net cash flows used in operating activities for the nine months ended February 28, 2019 was $120,214, attributable to a net loss of $154,911, depreciation of $3,625, bad debt write-off of $2,786, stock based compensation of $5,000 and net change in operating assets and liabilities of $23,286 primarily due to increase in accounts receivable, inventory, advance to suppliers, accounts payable and accrued expenses, customer deposits and other liabilities, and decrease in prepaid expenses and other current assets.

Investing Activities

Net cash flows used by investing activities for the nine months ended February 29, 2020 and February 28, 2019 was $9,230 and $13,887, respectively. We purchased property and equipment of $9,230 and $13,887 during the nine months ended February 29, 2020 and February 28, 2019, respectively.

Financing Activities

Net cash flows used in financing activities for the nine months ended February 29, 2020 was $2,285, and net cash flows provided by financing activities for the nine months ended February 28, 2019 was $306,725, respectively. For the nine months ended February 29, 2020, we paid $2,285 towards equipment financing. For the nine months ended February 28, 2019, we raised $304,000 in capital funds through private placement offerings, received advances from a related party of $3,000, and repaid $275 of the financed equipment.

As a result of the activities described above, we recorded a net decrease in cash of $203,489 for the nine months ended February 29, 2020, and a net increase of cash of $172,624 for the nine months ended February 28, 2019.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended February 29, 2020, included with this quarterly report.

Impact of COVID-19

During the three months ended February 29, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended February 29, 2020 was limited, in all material respects, to our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as salons and spas, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials and supply chains to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses or incomes are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and credit risks of our customers and counterparties.

Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 29, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended February 29, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		02/29/2020
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		02/29/2020
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		02/29/2020
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		02/29/2020
101.INS	XBRL Instance	X		02/29/2020
101.SCH	XBRL Taxonomy Extension Schema	X		02/29/2020
101.CAL	XBRL Taxonomy Extension Calculation	X		02/29/2020
101.DEF	XBRL Taxonomy Extension Definition	X		02/29/2020
101.LAB	XBRL Taxonomy Extension Labels	X		02/29/2020
101.PRE	XBRL Taxonomy Extension Presentation	X		02/29/2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: April 6, 2020

By: /s/ Jeff Toghraie

____________________________

Jeff Toghraie

Chief Executive Officer

(Principal Executive Officer)