Form 10-K
period 2020-05-31
Reviv3 Procare Co
filed 2020-08-21
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2020

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

As of November 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,448,356.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 21, 2020
Common Stock	41,485,881

Documents incorporated by reference: None

SIGNATURES	22

EXHIBIT INDEX	23

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

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other downturns in the business cycle or the economy; our ability to achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; additional tax expenses or exposures; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Reviv3 Procare is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademark products for distribution throughout the United States, Canada, Europe and Asia pursuant to the terms of 11 exclusive and non-exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. Currently, we produce 10 products with 16 separate stock keeping units (SKU) and plan to expand our product lines over the next 12 months.

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

Reviv3 Procare stands for skin health and benefits of healthy scalp and hair follicle. Currently, we sell our hair and skincare products under the Reviv3 Procare brand which includes 10 distinct products. Our Reviv3 System is a series of products which are meant to be used together or on a stand-alone basis. The hair care products consist of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 System products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask for added moisture and PROTECT, a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Recent additions to our products lines are our series of baby care products. We’ve recently created a baby shampoo, lotion and body wash which will be sold directly to consumers under the brand LANU. We plan to initiate the marketing of the LANU line in the current fiscal year.

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

Patents and Trademarks

We currently hold four trademarks properly registered in their respective jurisdiction. Specifically, we hold a trademark for “Reviv3 Procare” issued on November 1, 2016 as well as trademark for our logo that was registered on October 20, 2015. We also have our original logo trademarked for the Reviv3 Procare brand registered on March 17, 2015. In addition, we have registered the name “Reviv3 Procare” in the Russian Federation, issued on June 13, 2017. On March 26, 2019, we filed an application for trademark “LANU” for our new product line, which was registered on May 5, 2020.

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

The global hair care market size is projected to reach $111.98 billion by 2026, exhibiting a compound annual growth rate (“CAGR”) of 5.2% during the forecast period. Rising incidence of hair problems in urban areas is expected to be the central growth driver for the hair maintenance market, finds Fortune Business Insights™ in its recent report, titled “Hair Care Market Size, Share & Industry Analysis, By Products (Hair Colorants, Shampoo, Conditioner, Hair Oil, and Others), By Distribution Channel (Supermarket/ Hypermarkets, Specialty Stores, Online Stores, and Others), and Regional Forecast, 2019 – 2026”. Urban spaces are a hotbed for pollution and extreme weather changes, which has led to long-term health hazards for humans and for the environment. Compounding to this is the expanding number of people in the working age group of 15 to 60 years, which has raised the overall stress quotient in big cities. A study published in the Journal of Clinical and Diagnostic Research in 2018 revealed that 60.3% of the working-class males reported that they are suffering from a hair loss problem, while 17.1% said that have a dandruff problem. Thus, growing prevalence of hair-related issues is emerging as one of the leading hair care market trends. The report states that the value of this market stood at $75.33 billion in 2018.

Market and Revenue Generation

Reviv3 Procare is focused on expanding its business-to-business salon sales through its network of domestic and international distributors. We are also continuing our focus on direct-to-consumer marketing programs through our own ecommerce site and various third-party online platforms. In addition, we are exploring other revenue channels such as co-branding and private-label manufacturing.

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

Impact of COVID-19

During the year ended May 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended May 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our future operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

ITEM 2. PROPERTIES.

We currently lease approximately 7,200 square feet of office and warehouse space at 9480 Telstar Avenue., Unit 5, El Monte, CA 91731 as our principal offices. We lease our offices pursuant to a written lease dated in September 2019. The term of our lease is from December 1, 2019 and expiring on December 31, 2022. Our current monthly base rent is $7,567. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no "established trading market" for shares of the Company's common stock. As of May 30, 2020, the Company's common stock was quoted on the OTC Link LLC operated by OTC Markets Group, Inc. under the symbol "RVIV." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. Our common stock was first quoted in the first calendar quarter of 2019. There are no outstanding options or warrants to purchase, or securities convertible into our common stock.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended May 31, 2020 and 2019, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
November 30, 2018	n/a	n/a
February 28, 2019	$1.19	$0.25
May 31, 2019	$1.05	$0.60
August 31, 2019	$1.05	$0.50
November 30, 2019	$0.73	$0.42
February 29, 2020	$0.59	$0.15
May 31, 2020	$0.38	$0.10

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Securities outstanding and holders of record

On August 21, 2020, the total common shares issued and outstanding were 41,485,881, and we had 91 shareholders of record of our common stock.

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

Stock Transfer Agent

West Coast Stock Transfer

721 N. Vulcan Ave. Ste. 106

Encinitas, CA 92024

(619) 664-4780

www.westcoaststocktransfer.com

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

Significant Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

Results of Operations

For the years ended May 31, 2020 and 2019

Our results of operations are summarized below.

	Year Ended May 31, 2020	Year Ended May 31, 2019
Net sales	$1,012,711	$992,670
Cost of sales	$480,778	$553,017
Gross profit	$531,933	$439,653
Total operating expenses	$703,052	$589,283
Loss from operations	$(171,119)	$(149,640)
Net loss	$(172,767)	$(149,975)

Net sales increased by $20,041 or 2.0% for the year ended May 31, 2020, as compared to the year ended May 31, 2019, primarily due to the organic increase in our direct sales to consumer segment.

Cost of sales includes primarily the cost of products and freight-in costs. For the year ended May 31, 2020, the overall cost of sales decreased by $72,239 or 13.1%, as compared to the comparable period in 2019. Cost of sales as a percentage of net revenues for the year ended May 31, 2020 was 47.5% as compared to 55.7% for the comparable period in 2019. The overall decrease in cost of sales is primarily attributable to the Company’s increased efficiencies in procurement and manufacturing systems, and reduction in product cost.

Gross profit for the years ended May 31, 2020 and 2019 was 52.5% and 44.3%, respectively. The increase in gross profit is primarily attributable to the overall reduction in cost of sales due to negotiated product costs during the year ended May 31, 2020 as compared to the same comparable period in 2019, and our increased focus on the direct sales to consumer channels.

Operating expenses for the years ended May 31, 2020 and 2019 were $703,052 and $589,293, respectively. Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses as a percentage of net revenues for the year ended May 31, 2020 were 69.4% as compared to 59.4% for the comparable period in 2019. Operating expenses increased by $113,759 or 19.3% primarily due to an increase in advertising and marketing expenses of $93,691 for displaying our products through social media, increase in payroll and employee benefits of $16,506, and other increases in general and administrative expenses.

Liquidity and Capital Resources

For the Years ended May 31, 2020 and 2019

The following table provides detailed information about our net cash flows:

	For the Year Ended May 31, 2020	For the Year Ended May 31, 2019
Cash Flows
Net cash used in operating activities	$(89,704)	$(175,040)
Net cash used in investing activities	(9,230)	(14,361)
Net cash provided by financing activities	161,786	307,710
Net change in cash	$62,852	$118,309

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2021. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Years ended May 31, 2020 and 2019

Net cash used in operating activities for the year ended May 31, 2020 was $89,704, attributable to a net loss of $172,767 offset by depreciation expense of $10,456, bad debts recovery of $959, intangibles write-off of $474, non-cash lease expense of $1,713, and a net increase in operating assets and liabilities of $71,379 primarily due to increase in accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and customer deposits.

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

Investing Activities

For the Years ended May 31, 2020 and 2019

Net cash used in investing activities for the year ended May 31, 2020 was $9,230 primarily due to the purchase of property and equipment of $9,230.

Net cash used in investing activities for the year ended May 31, 2019 was $14,361 primarily due to the purchase of property and equipment of $13,887 and intangible assets of $474.

Financing Activities

For the Years ended May 31, 2020 and 2019

Net cash provided by financing activities for the year ended May 31, 2020 was $161,786 primarily attributable to the cash proceeds of $12,900 of loans received from US Small Business Administration pursuant to the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act”), a loan of $150,000 received from the US Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the CARES Act, advances received from a related party of $2,186, and repayment of equipment financing of $3,300.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements and Exhibits under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Salberg & Company, P.A., our independent registered public accounting firm, has audited our financial statements for the fiscal years ended May 31, 2020 and 2019, respectively.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on our assessment, we believe that as of May 31, 2020, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended May 31, 2020, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and directors are set forth below:

NAME	AGE	POSITION

Jeff Toghraie	52	Chief Executive Officer and Chairman

Christopher Go	46	Interim Chief Financial Officer and Secretary

Jeff Brown	37	Chief Operating Officer

Donald Starace	65	President

Nancy Hundt	51	Director

Background of officers and directors

Jeff Toghraie – Chairman of the Board of Directors, Chief Executive Officer

Jeff Toghraie has been the Chairman of our board since 2015 and our Chief Executive Officer since 2016. Mr. Toghraie is currently the Managing Director of Intrepid Global Advisors, one of our principal shareholders. Mr. Toghraie joined Intrepid Global Advisors in 2010 and is a principal of that firm. During the past 5 years, Mr. Toghraie has been involved with various privately held development stage companies as a director and/or in advisory positions. Mr. Toghraie was chosen as a director due to his experience with and knowledge of the Company and its operations, his background in working with development stage companies and his general business background.

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

Donald Starace – President

Mr. Starace has been the President of Reviv3 since February 2015. Mr. Starace has over forty years of dedicated service in the beauty industry. Mr. Starace started his career in some of New York’s most prestigious salons, followed by ten years at Nioxin Research Labs and subsequently Proctor & Gamble in Sales and Education. Mr. Starace owned and operated various businesses through his career including roles in starting the Bank of New Jersey, which currently holds 10 locations, and has assets over $865 million. He was one of the initial investors for the bank and was very influential in raising capital. He also facilitated bringing Taiff (Brazil) professional appliances to the hair industry in the U.S. and Canada. Mr. Starace most recently was appointed as a member of the Board of Adjustments for the Borough of Fort Lee, New Jersey.

Nancy Hundt - Director

Nancy Hundt has served as a director of Reviv3 Procare since May of 2015. Ms. Hundt has a diverse background in the retail industry and has served as a representative of the American Board of Opticianry, an optical industry retail group. Ms. Hundt serves as a consultant and a retail sales expert, and has served over the last five years as Chief Operating Officer of Academy Optical, Inc. Ms. Hundt was chosen as a director due to her relevant experience in retail sales and general business background.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2020 and 2019, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeff Toghraie	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—

Jeff Brown	2020	58,750	—	—	—	—	—	—	58,750
	2019	50,000	—	—	—	—	—	—	50,000

Donald Starace	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—

Christopher Go	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—

The following table sets forth the compensation paid by us to our directors for the fiscal year ending May 31, 2020. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We have/not paid any compensation to our directors in fiscal years 2020 and 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2020 and 2019, the Company had a payable to the officer of $2,396 and $0, respectively. These advances were short-term in nature and non-interest bearing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”), were approved by our Board who also acted as the Audit Committee. The following table shows us the fees paid to Salberg, our principal accountant for the years ended May 31, 2020 and 2019 were:

	Year Ended May 31, 2020	Year Ended May 31, 2019
Audit fees (1)	$43,200	$42,500
Audit related fees (2)	—	3,400
Tax fees	—	—
All other fees	—	—
Total	$43,200	$45,900

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”

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

May 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv3 Procare Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reviv3 Procare Company (the “Company”) as of May 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended May 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $172,767 and $89,704, respectively, in 2020 and has an accumulated deficit of $4,810,909 at May 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 21, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY

BALANCE SHEETS

	May 31, 2020	May 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$409,031	$346,179
Accounts receivable, net	182,201	79,588
Inventory	288,124	264,578
Prepaid expenses and other current assets	13,708	2,993

Total Current Assets	893,064	693,338

OTHER ASSETS:
Intangible assets, net	—	474
Property and equipment, net	31,577	32,803
Deposits	16,277	14,849
Right of use assets, net	201,984	—

Total Other Assets	249,838	48,126

TOTAL ASSETS	$1,142,902	$741,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$128,851	$32,471
Customer deposits	128,354	16,203
Due to related party	2,396	210
Equipment financing payable, current	3,300	3,300
Loans payable, current	5,002	—
Lease liability, current	71,896	—

Total Current Liabilities	339,799	52,184

LONG TERM LIABILITIES:
Equipment financing payable	8,800	11,910
Loans payable	157,898	—
Lease liability, non-current	131,802	—

Total Long Term Liabilities	298,500	11,910

Total Liabilities	638,299	64,094

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,285,881 shares issued and outstanding as of May 31, 2020 and 2019, respectively	4,129	4,129
Additional paid-in capital	5,311,383	5,311,383
Accumulated deficit	(4,810,909)	(4,638,142)

Total Stockholders' Equity	504,603	677,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,142,902	$741,464

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2020	May 31, 2019

Sales	$1,012,711	$992,670

Cost of sales	480,778	553,017

Gross profit	531,933	439,653

OPERATING EXPENSES:
Marketing and selling expenses	187,821	94,130
Compensation and related taxes	46,200	29,694
Professional and consulting expenses	198,752	198,344
General and administrative	270,279	267,125

Total Operating Expenses	703,052	589,293

LOSS FROM OPERATIONS	(171,119)	(149,640)

OTHER INCOME (EXPENSE):
Interest income	104	136
Interest expense and other finance charges	(1,752)	(471)

Other Income (Expense), Net	(1,648)	(335)

LOSS BEFORE PROVISION FOR INCOME TAXES	(172,767)	(149,975)

Provision for income taxes	—	—

NET LOSS	$(172,767)	$(149,975)

NET LOSS PER COMMON SHARE - Basic and diluted	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,285,881	40,926,376

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2020 AND 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2018	—	$—	40,505,047	$4,051	$4,997,461	$(4,488,167)	$513,345

Issuance of common stock for cash	—	—	768,334	77	308,923	—	309,000

Shares to be issued for services	—	—	12,500	1	4,999	—	5,000

Net loss for the year ended May 31, 2019	—	—	—	—	—	(149,975)	(149,975)

Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the year ended May 31, 2020	—	—	—	—	—	(172,767)	(172,767)

Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2020	May 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(172,767)	$(149,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,456	5,933
Bad debts (recovery)	(959)	5,452
Inventory obsolescence	—	(1,551)
Stock based compensation	—	5,000
Intangibles written off	474	—
Non-cash lease expense	1,713	—
Change in operating assets and liabilities:
Accounts receivable	(101,654)	(55,048)
Inventory	(23,546)	58,510
Advance to suppliers	—	3,413
Prepaid expenses and other current assets	(10,715)	512
Deposits	(1,428)	—
Accounts payable and accrued expenses	96,571	(47,286)
Customer deposits	112,151	—

NET CASH USED IN OPERATING ACTIVITIES	(89,704)	(175,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible assets	—	(474)
Purchase of property and equipment	(9,230)	(13,887)

NET CASH USED IN INVESTING ACTIVITIES	(9,230)	(14,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	—	309,000
Proceeds from loans payable	162,900	—
Repayment of equipment financing	(3,300)	(1,290)
Advances from a related party	2,186	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	161,786	307,710

NET INCREASE IN CASH	62,852	118,309

CASH - Beginning of year	346,179	227,870

CASH - End of year	$409,031	$346,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,327	$471
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of equipment	$—	$16,500
Initial recognition of right of use assets and lease liability	$235,748	$—

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements for the years ended May 31, 2020 and 2019 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

These financials have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $172,767 and $89,704, respectively, for the year ended May 31, 2020.  Additionally, the Company has an accumulated deficit of $4,810,909 at May 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  Amounts are due upon order for direct sales to consumers and generally net 30 days to non-consumer customers. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $13,708 and $2,993 at May 31, 2020 and 2019, respectively, consist primarily of cash prepayment to vendors and for future services which will occur within a year.

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

The Company sells a variety of hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues. See Note 12 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and freight-in costs.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $41,424 and $41,825 for the years ended May 31, 2020 and 2019, respectively.

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

MAY 31, 2020 AND 2019

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss of $474 as a general and administrative expense in operating expenses in the accompanying financial statements, during the year ended May 31, 2020. The Company did not record any impairment loss during the year ended May 31, 2019.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) - ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 on June 1, 2019 and there was no cumulative effect of adoption.

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2020 and 2019, the Company had no potentially dilutive securities outstanding related to common stock warrants.

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed above, the Company has adopted the provisions of ASU 2018-07. The Company has not adopted ASU 2019-08 but, based on its preliminary assessment, does not believe the impact of adoption will be material to its financial statements.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted but must involve the adoption of all amendments contained in ASU 2019-12 concurrently. The Company has not adopted ASU 2019-12 and is evaluating the potential impact of adoption on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	May 31, 2020	May 31, 2019
Accounts Receivable	$184,019	$82,365
Less: Allowance for doubtful debts	(1,818)	(2,777)
Total	$182,201	$79,588

The Company recorded bad debt expense (recovery) of ($959) and $5,452 during the years ended May 31, 2020 and 2019, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 4 – Inventory

Inventory consisted of the following:

	May 31, 2020	May 31, 2019
Finished Goods	$29,839	$69,256
Raw Materials	258,285	195,322
Total	$288,124	$264,578

At May 31, 2020 and 2019, inventory held at third party locations amounted to $556 and $13,176, respectively. At May 31, 2020 and 2019, there was no inventory in- transit.

During fiscal 2019 the Company sold some of the slow- moving inventory and recovered $1,551 which is included in cost of sales.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2020	May 31, 2019
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	29,720	20,490
Less: Accumulated Depreciation		(21,294)	(10,838)
Total		$31,577	$32,803

Depreciation expense amounted to $10,456 and $5,933 for the years ended May 31, 2020 and 2019, respectively.

 Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	May 31, 2020	May 31, 2019
Trade Payables	$98,608	$14,610
Credit Cards	10,378	14,407
Shares to be issued	18,313	—
Other	1,552	3,454
Total	$128,851	$32,471

During the year ended May 31, 2020, the Company recorded $18,313 as expense and liability for fair market value of shares to be potentially issued to a consultant as remuneration, in the accompanying financials.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 7 - Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at May 31, 2020 and 2019, the balance outstanding on the loan was $12,100 and $15,210, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $500 and $167, during the years ended May 31, 2020 and 2019, on the loan in the accompanying financial statements.

The amount of payments due in the next five years ended May 31, are as follows:

Total
2021	$3,300
2022	3,300
2023	3,300
2024	2,200
2025	—
$12,100

Note 8 - Loans Payable

On May 8, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 8, 2020, bears interest at an annual rate of 1.0% and matures on May 8, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on November 8, 2020, with all amounts due and payable by the maturity.

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable instalments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness.

Loans Payable	May 31, 2020	May 31, 2019

Paycheck Protection Program (PPP)	$12,900		$—
Economic Injury Disaster Loan Program (EIDL)	150,000		—
	162,900		—
Less: Current portion	(5,002)		—
Loans Payable, Non-current portion	$157,898	$

The amounts of principal loan payments due in the next five years ended May 31, are as follows:

Total
2021	$5,002
2022	14,705
2023	10,101
2024	7,659
2025	7,378
Thereafter	118,055
$162,900

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 9 – Stockholders’ Equity

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

Common Stock

During the year ended May 31, 2019, the Company issued 760,000 shares of common stock for $304,000 cash proceeds to third party investors at $0.40 per share During the year ended May 31, 2019, the Company issued 8,344 shares of common stock for $5,000 cash proceeds to a third- party investor at $0.60 per share.

During the year ended May 31, 2019, the Company recorded 12,500 shares of common stock for shares earned by third party consultant for services provided to the Company. The shares were valued at $0.40 per share or $5,000, based on the recent common stock sales.

The Company did not issue any shares during the year ended May 31, 2020.

Note 10 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company had a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent will be $7,567.34 per month for the first year and increase by a certain amount each year.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an estimated incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 10 –Commitments and Contingencies (continued)

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the six months ended May 31, 2020, the Company recorded a lease expense in the amount of $87,748 for the year ended May 31, 2020. As of May 31, 2020, the lease liability balance was $203,698 and the right of use asset balance was $201,984. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2020
Right of use assets	$235,748
Accumulated reduction	(33,764)
Operating lease assets, net	$201,984

Liabilities
Lease Liabilities	$235,748
Accumulated reduction	(32,050)
203,698
Less: Current portion	(71,896)
Lease liability non-current	$131,802

Maturities of operating lease liabilities were as follows as of May 31, 2020:

Operating Lease
Year 1	$92,521
Year 2	95,948
Year 3	48,831
Total	237,300
Less: Imputed interest	(33,602)
Present value of lease liabilities	203,698
Less: current portion	(71,896)
Non- current portion	$131,802

Rent expense, prior to the signing of the new lease agreement, amounted to $47,547 and $94,869 for the years ended May 31, 2020 and 2019, respectively. Lease expense amounted to $47,117 and $0 for the years ended May 31, 2020 and 2019, respectively.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2020 and 2019, the Company had a payable to the officer of $2,396 and $210, respectively. These advances are due on demand and non-interest bearing.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 12 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2020, the Company held cash of approximately $176,210 in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2020.

Concentration of Revenue, Product Line, and Supplier

During the years ended May 31, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 50% of the Company’s net sales at 10% and 40%. During the year ended May 31, 2019 sales to two customers represented approximately 54% of the Company’s net sales at 44% and 10%.

During the year ended May 31, 2020 sales to customers outside the United States represented approximately 27% which consisted of 20% from Canada and 7% from Italy and for the year ended May 31, 2019 sales to customers outside the United States represented approximately 26% which consisted of 19% from Canada, 3% from Hong Kong and 3% from Italy.

During the year ended May 31, 2020, sales by product line which each represented over 10% of sales consisted of approximately 15% from sales of hair shampoo, 40% from sales of hair shampoo and conditioner, 10% from sale of moisturizer and conditioner and 16% from sale of introductory kit (shampoo, conditioner and treatment spray). During the year ended May 31, 2019, sales by product line which each represented over 10% of sales consisted of approximately 14% from sales of hair shampoo, 34% from sales of hair shampoo and conditioner, 10% from sale of moisturizer and conditioner and 17% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the year ended May 31, 2020, sales by product line comprised of the following:

	For the Years ended
Hair Care Products	May 31, 2020	May 31, 2019
Shampoos and Conditioners	85%	82%
Ancillary Products	15%	18%
Total	100%	100%

At May 31, 2020, accounts receivable from one customer represented approximately 69% and at May 31, 2019, accounts receivable from five customers represented approximately 94% at 30%, 23%, 14%, 14% and 13%, respectively.

The Company purchased inventories and products from one vendor totaling approximately $515,830 (79% of the purchases) and three vendors totaling approximately $311,500 (76% of the purchases at 38%, 27% and 11%) during the years ended May 31, 2020 and 2019, respectively.

REVIV3 PROCARE COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 AND 2019

Note 13 – Income Taxes

The Company has incurred cumulative net operating losses of approximately $1,033,258 for income tax purposes as of May 31, 2020. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards through May 31, 2018 will expire, if not utilized, through 2038, while carry forwards generated after May 31, 2018 may be carried forward indefinitely subject to usage limitations. Management believes that the realization of the benefits from these losses appear not more likely than not due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Year Ended May 31,
	2020	2019
Tax benefit computed at “expected” statutory rate of 34%	$(36,281)	$(31,500)
State tax benefit of 9%	(15,549)	(13,500)
True up adjustment to tax return	74,853	—
Non-deductible expenses: Stock-based compensation	—	1,500
Increase (decrease) in valuation allowance	(23,023)	43,500
Net income tax benefit	$—	$—

The Company has a deferred tax asset which is summarized as follows at:

	May 31, 2020	May 31, 2019
Deferred tax assets:
Net operating loss carryover	$309,977	$333,000
Less: valuation allowance	(309,977)	(333,000)
Net deferred tax asset	$—	$—

The Company provided a valuation allowance equal to the deferred income tax asset at May 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase (decrease) in the allowance was ($23,023) in fiscal 2020 and $43,500 in fiscal 2019.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 14 – Subsequent Event

On July 20, 2020, the Company agreed to issue 200,000 shares of its common stock valued at $16,000 to a third-party vendor for past services. The common stock was valued at its closing share price of $0.08 on July 20, 2020, the date of Company’s commitment to issue common stock resulting in an expense of $16,000.

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

ITEM 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August 2020.

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

Signature	Title	Date

/s/Jeff Toghraie	Chairman of the Board of Directors	August 21, 2020
Jeff Toghraie

/s/Nancy Hundt	Director	August 21, 2020
Nancy Hundt

EXHIBIT INDEX

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Amended and Restated Certificate of Incorporation		S-1		3.3	10/6/2017
3.2	Bylaws		S-1		3.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY		S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1		10.1	10/6/2017
10.2	Lease Agreement between Reviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A		10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act	X			32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act	X			32.2