Form 10-Q
period 2020-08-31
Reviv3 Procare Co
filed 2020-10-07
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 7, 2020, there were 41,485,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2020

UNAUDITED

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	August 31, 2020	May 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$422,943	$409,031
Accounts receivable, net	68,796	182,201
Inventory	505,750	288,124
Prepaid expenses and other current assets	10,691	13,708

Total Current Assets	1,008,180	893,064

OTHER ASSETS:
Property and equipment, net	41,997	31,577
Deposits	16,277	16,277
Right of use assets, net	184,370	201,984

Total Other Assets	242,644	249,838

TOTAL ASSETS	$1,250,824	$1,142,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$333,396	$128,851
Customer deposits	93,019	128,354
Due to related party	11,961	2,396
Equipment payable, current	3,300	3,300
Loan payable, current	7,382	5,002
Lease liability, current	74,939	71,896

Total Current Liabilities	523,997	339,799

LONG TERM LIABILITIES:
Equipment payable	7,975	8,800
Loan payable	155,518	157,898
Lease liability, non- current	112,000	131,802

Total Long Term Liabilities	275,493	298,500

Total Liabilities	799,490	638,299

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized;41,485,881 shares issued and outstanding as of August 31, 2020 and 41,285,881 shares issued and outstanding as of May 31, 2020	4,149	4,129
Additional paid-in capital	5,327,363	5,311,383
Accumulated deficit	(4,880,178)	(4,810,909)

Total Stockholders' Equity	451,334	504,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,250,824	$1,142,902

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,
	2020	2019

Sales	$268,454	$125,682

Cost of sales	136,259	45,153

Gross profit	132,195	80,529

OPERATING EXPENSES:
Marketing and selling expenses	70,976	46,745
Compensation and related taxes	7,968	10,294
Professional and consulting expenses	58,110	28,399
General and administrative	63,181	97,965

Total Operating Expenses	200,235	183,403

LOSS FROM OPERATIONS	(68,040)	(102,874)

OTHER INCOME (EXPENSE):
Interest income	7	40
Other income	—	2,342
Interest expense and other finance charges	(1,236)	(117)

Other Income (Expense), Net	(1,229)	2,265

LOSS BEFORE PROVISION FOR INCOME TAXES	(69,269)	(100,609)

Provision for income taxes	—	—

NET LOSS	$(69,269)	$(100,609)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,377,185	41,285,881

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019

(UNAUDITED)

For the three months ended August 31, 2020					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for services	—	—	200,000	20	15,980	—	16,000

Net loss for the three months ended August 31, 2020	—	—	—	—	—	(69,269)	(69,269)

Balance, August 31, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,880,178)	$451,334

For the three months ended August 31, 2019					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the three months ended August 31, 2019	—	—	—	—	—	(100,609)	(100,609)

Balance, August 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,738,751)	$576,761

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,269)	$(100,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,564	2,770
Bad debts expense (recovery)	574	(2,342)
Stock based compensation	16,000	—
Intangibles impairment	—	474
Non cash lease expense	857	—
Change in operating assets and liabilities:
Accounts receivable	112,831	44,326
Inventory	(217,626)	(44,929)
Prepaid expenses and other current assets	3,017	(7,547)
Accounts payable and accrued expenses	204,543	101,727
Customer deposits	(35,335)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,156	(6,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,984)	(9,230)

NET CASH USED IN INVESTING ACTIVITIES	(12,984)	(9,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	(825)	(953)
Advances from a related party	9,565	7,649

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,740	6,696

NET INCREASE (DECREASE) IN CASH	13,912	(8,664)

CASH - Beginning of period	409,031	346,179

CASH - End of period	$422,943	$337,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125	$117
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three months ended August 31, 2020 and 2019 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2020. The results of operations for the three months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. accompanying financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Going Concern

These financials have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $69,269 for the three months ended August 31, 2020, and has an accumulated deficit of $4,880,178 at August 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations, the useful life of property and equipment, the valuation of lease liabilities and related right-of-use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

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

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $10,691 and $13,708 at August 31, 2020 and May 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $12,621 and $10,292 for the three months ended August 31, 2020 and 2019, respectively.

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

AUGUST 31, 2020 AND 2019

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment loss of $474 as an operating expense in the accompanying financial statements for the three months ended August 31, 2019.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2020 and 2019, the Company had no potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed above, the Company has adopted the provisions of ASU 2018-07 on June 1, 2019 and adopted ASU 2019-08 on June 1, 2020 and it did not have a material impact on the Company’s financial statements.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	August 31, 2020	May 31, 2020
Accounts Receivable	$71,188	$184,019
Less: Allowance for doubtful accounts	(2,392)	(1,818)
Total	$68,796	$182,201

The Company recorded bad debt expense of $574 and a bad debts recovery of $2,342 during the three months ended August 31, 2020 and 2019, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	August 31, 2020	May 31, 2020
Finished Goods	$28,215	$29,839
Raw Materials	477,535	258,285
Total	$505,750	$288,124

At August 31, 2020 and May 31, 2020, inventory held at third party locations amounted to $556 and $556, respectively. At August 31 and May 31, 2020, inventory in- transit amounted to $0.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2020	May 31, 2020
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	42,704	29,720
Less: Accumulated Depreciation		(23,858)	(21,294)
Total		$41,997	$31,577

Depreciation expense amounted to $2,564 and $2,770 for the three months ended August 31, 2020 and 2019, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	August 31, 2020	May 31, 2020
Trade Payables	$299,263	$98,608
Credit Cards	14,418	10,378
Accrued Compensation for Services	18,313	18,313
Other	1,402	1,552
Total	$333,396	$128,851

Note 7 – Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of August 31, 2020, and May 31, 2020, the balance outstanding on the loan was $11,275 and $12,100. $3,300 of the loan is payable within one year and the balance $7,975, is payable after one year from August 31, 2020. The Company recorded an interest expense of $125 and $117, respectively on the loan in the accompanying unaudited financial statements for the three months ended August 31, 2020 and 2019, respectively.

The amounts of loan payments due in the next five years ended August 31, are as follows:

2021	$3,300
2022	3,300
2023	3,300
2024	1,375
Total	$11,275

Note 8 - Loans Payable

On May 8, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 8, 2020, bears interest at an annual rate of 1.0% and matures on May 8, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period or optional 24-week period, commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on November 8, 2020, with all amounts due and payable by the maturity.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 8 - Loans Payable (Continued)

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness.

Loans Payable	August 31, 2020	May 31, 2020
Paycheck Protection Program (PPP)	$12,900	$12,900
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
	162,900	162,900
Less: Current portion	(7,382)	(5,002)
Loans Payable, Non-current portion	$155,518	$157,898

The amounts of loan payments due in the next five years ended August 31, are as follows:

2021	$7,382
2022	9,546
2023	3,155
2024	3,276
2025	3,401
Thereafter	136,140
Total	$162,900

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 9 – Stockholders’ Equity (continued)

Common Stock

As of August 31, 2020, 41,485,881 shares of common stock were issued and outstanding.

On July 20, 2020, the Company granted 200,000 shares of common stock to a consultant for past services. The shares were valued at fair market value of $16,000 on the date of issuance based on the closing price of the Company’s common share of $0.08 on the grant date.

No shares of common stock were issued during the three months ended August 31, 2019.

Note 10 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent will be $7,567 per month for the first year and increase by a certain amount each year.

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended August 31, 2020, the Company recorded a lease expense in the amount of $23,559. As of August 31, 2020, the lease liability balance was $186,939 and the right of use asset balance was $184,370. A lease term of three years and a discount rate of 12% was used.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

August 31, 2020
Assets
Right of use assets	$235,748
Accumulated reduction	(51,378)
Operating lease assets, net	$184,370

Liabilities
Lease liability	$235,748
Accumulated reduction	(48,809)
Total lease liability, net	186,939
Current portion	(74,939)
Non-current portion	$112,000

Maturities of operating lease liabilities were as follows as of August 31, 2020:

Operating Lease
Year 1	$93,378
Year 2	96,805
Year 3	24,415
Total	214,598
Less: Imputed interest	(27,659)
Present value of lease liabilities	186,939
Less: current portion	(74,939)
Non- current portion	$112,000

Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $23,666 for the three months ended August 31, 2020 and 2019, respectively.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At August 31, 2020 and May 31, 2020, the Company had a payable to the officer of $11,961 and $2,396, respectively. These advances are due on demand and non-interest bearing.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020 AND 2019

Note 12 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2020 the Company held cash of approximately $161,797, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2020.

Concentration of Revenue, Product Line, Accounts Receivable and Supplier

During the three months ended August 31, 2020 sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 63% of the Company’s net sales at 11%, 12%, and 40%. During the three months ended August 31, 2019 sales to four customers, which each represented over 10% of our total sales, aggregated to approximately 54% of the Company’s net sales at 15%, 15%, 13% and 11%.

During the three months ended August 31, 2020, sales to customers outside the United States represented approximately 26% which consisted of sales in Canada. During the three months ended August 31, 2019 sales to customers outside the United States represented approximately 51% which consisted of 30% from Canada, 15% from Italy and 6% from UK.

During the three months ended August 31, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 22% from sale of introductory kit (shampoo, conditioner and treatment spray), 12% from prep cleanser and shampoo and 39% from sale of fragrance shampoo and conditioner. During the three months ended August 31, 2019, sales by product lines which each represented over 10% of sales consisted of approximately 29% from sales of prep cleanser and shampoo, 16% from sale of moisturizer and conditioner and 30% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the three months ended August 31, 2020 and 2019, sales by product line comprised of the following:

	For the Three Months ended
Hair Care Products	August 31, 2020	August 31, 2019
Shampoos and Conditioners	86%	80%
Ancillary Products	14%	20%
Total	100%	100%

As of August 31, 2020, accounts receivable from four customers represented approximately 95% at 14%, 19%, 27%, and 35% and at May 31, 2020, accounts receivable from one customer represented approximately 69%, respectively.

The Company purchased inventories and products from one vendor totaling approximately $250,514 (86% of the purchases) and two vendors totaling approximately $116,698 (85% of the purchases at 70% and 15%) during the three months ended August 31, 2020 and 2019, respectively.

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

Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)

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

Results of Operations

For the Three months ended August 31, 2020 Compared to the Three Months ended August 31, 2019

Sales for the three months ended August 31, 2020 and 2019 were $268,454 and $125,682, respectively. Sales for the three months ended August 31, 2020 increased by $142,772 or 114% over the same comparable period in 2019, primarily due to (1) increase in sales generated from existing distributors during the quarter ended August 31, 2020, (2) expansion of distribution channels in international markets, and (3) general increase in our direct sales to consumer segment.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended August 31, 2020 and 2019 was $136,259 and $45,153, respectively. Cost of sales as a percentage of sales for the three months ended August 31, 2020 and 2019 was 51% and 36%, respectively. Cost of sales as a percentage of sales increased in 2020 as compared to the same comparable period in 2019, primarily because the cost of sales of the products sold on larger quantity orders resulted in higher cost of sales as a percentage of sales. In addition, the freight-in costs increased significantly for international shipping of components due to the Covid-19 pandemic during the three months ended August 31, 2020 as compared to the same period in 2019, resulting in higher cost of sales as a percentage of sales.

Gross profit for the three months ended August 31, 2020 and 2019 was $132,195 and $80,529, respectively. Gross profit as a percentage of sales for the three months ended February 29, 2020 was 49% as compared to 64% for the same comparable period in 2019. The decrease in gross profit for the three months ended August 31, 2020 was primarily attributable to the sale of products on high volume sales orders at a lower gross margin, resulting in overall lower gross profit.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended August 31, 2020 and 2019 were $200,235 and $183,403, respectively. Operating expenses as a percentage of sales for the three months ended August 31, 2020 and 2019 were 75% and 146%, respectively. Operating expenses for the three months ended August 31, 2020 increased by $16,832 or 9% over the comparable period in 2019, primarily due to the increase in marketing and advertising expense to promote Company’s brand name and its products in the direct to consumer channels, increase in professional and consulting services, a general decrease in the general and administrative expenses.

Other income (expense) consisted of interest income, interest expense and other finance charges, and other income. Interest income for the three months ended August 31, 2020 and 2019 was $7 and $40, respectively. Interest expense and finance changes for the three months ended August 31, 2020 and 2019 were $1,236 and $117, respectively, related to business credit card financing charges in both years and interest on SBA loans in 2020. Other income for the three months ended August 31, 2020 and 2019 was $0 and $2,342, respectively, relating to the bad debts recovered during the three months ended August 31, 2019 that were previously written-off in prior periods.

As a result of the above, we reported a net loss of $69,269 and $100,609 for the three months ended August 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the fiscal year 2021. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the three months ended August 31, 2020 was $18,156, attributable to a net loss of $69,269, depreciation of $2,564, bad debts expense of $574, stock based compensation expense of $16,000, non-cash lease expense of $857, and net change in operating assets and liabilities of $67,430 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and customer deposits, offset by an increase in inventory, and accounts payable and accrued expenses. Net cash flows used in operating activities for the three months ended August 31, 2019 was $6,130 attributable to a net loss of $100,609, depreciation of $2,770, bad debts recovery of $2,342, write-off of intangibles of $474, and net change in operating assets and liabilities of $93,577 primarily due to decrease in accounts receivable of $44,326, increase in inventory, prepaid expenses and other current assets of $52,476, and increase in accounts payable and accrued liabilities of $101,727.

Investing Activities

Net cash flows used by investing activities for the three months ended August 31, 2020 and 2019 was $12,984 and $9,230, respectively, attributable to purchase of property and equipment during the three months period.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2020 and 2019, was $8,740 and $6,696, respectively. For the three months ended August 31, 2020, we received advances from a related party of $9,565 and repaid $825 towards equipment financing. For the three months ended August 31, 2019, we received advances from a related party of $7,649 and repaid $953 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $13,912 for the three months ended August 31, 2020, and a net decrease of cash of $8,664 for the three months ended August 31, 2019.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended August 31, 2020, included with this quarterly report.

Impact of COVID-19

During the three months ended August 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended August 31, 2020 was limited, in all material respects, to our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of August 31, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses in our internal control over financial reporting which we identified and previously reported in the Annual Report on Form 10-K for the year ended May 31, 2020: (1) insufficient number of qualified accounting personnel governing the financial close and reporting process, (2) lack of independent directors, and (3) lack of proper segregation of duties.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended August 31, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2020
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		08/31/2020
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2020
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		08/31/2020
101.INS	XBRL Instance	X		08/31/2020
101.SCH	XBRL Taxonomy Extension Schema	X		08/31/2020
101.CAL	XBRL Taxonomy Extension Calculation	X		08/31/2020
101.DEF	XBRL Taxonomy Extension Definition	X		08/31/2020
101.LAB	XBRL Taxonomy Extension Labels	X		08/31/2020
101.PRE	XBRL Taxonomy Extension Presentation	X		08/31/2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: October 7, 2020

By: /s/ Jeff Toghraie

____________________________

Jeff Toghraie

Chief Executive Officer

(Principal Executive Officer)