Form 10-Q
period 2020-11-30
Reviv3 Procare Co
filed 2021-01-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 11, 2021, there were 41,485,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

 -ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2020

UNAUDITED

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$579,498	$409,031
Accounts receivable, net	78,981	182,201
Inventory	323,304	288,124
Prepaid expenses and other current assets	13,548	13,708

Total Current Assets	995,331	893,064

OTHER ASSETS:
Property and equipment, net	41,709	31,577
Deposits	16,277	16,277
Right of use assets, net	166,248	201,984

Total Other Assets	224,234	249,838

TOTAL ASSETS	$1,219,565	$1,142,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$325,877	$128,851
Customer deposits	17,364	128,354
Due to related party	28,862	2,396
Equipment payable, current	3,300	3,300
Loan payable, current	10,294	5,002
Lease liability, current	77,020	71,896

Total Current Liabilities	462,717	339,799

LONG TERM LIABILITIES:
Equipment payable	7,150	8,800
Loan payable	152,606	157,898
Lease liability, non- current	92,655	131,802

Total Long Term Liabilities	252,411	298,500

Total Liabilities	715,128	638,299

Commitments and contingencies (see Note 9)

STOCKHOLDERS' EQUITY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,485,881 shares issued and outstanding as of November 30, 2020 and 41,285,881 shares issued and outstanding as of May 31, 2020	4,149	4,129
Additional paid-in capital	5,327,363	5,311,383
Accumulated deficit	(4,827,075)	(4,810,909)

Total Stockholders' Equity	504,437	504,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,219,565	$1,142,902

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019

Sales	$644,061	$328,552	$912,515	$454,234

Cost of sales	247,828	169,714	384,087	214,867

Gross profit	396,233	158,838	528,428	239,367

OPERATING EXPENSES:
Marketing and selling expenses	228,828	45,726	299,804	102,763
Compensation and related taxes	9,835	20,899	17,803	31,193
Professional and consulting expenses	31,369	9,073	89,479	37,472
General and administrative	71,643	113,025	134,824	198,356

Total Operating Expenses	341,675	188,723	541,910	369,784

INCOME (LOSS) FROM OPERATIONS	54,558	(29,885)	(13,482)	(130,417)

OTHER INCOME (EXPENSE):
Interest income	12	30	19	70
Interest expense and other finance charges	(1,467)	(519)	(2,703)	(636)

Other Income (Expense), Net	(1,455)	(489)	(2,684)	(566)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	53,103	(30,374)	(16,166)	(130,983)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$53,103	$(30,374)	$(16,166)	$(130,983)

NET INCOME (LOSS) PER COMMON SHARE - Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,485,881	41,285,881	41,431,236	41,285,881

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(UNAUDITED)

For the six months ended November 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for services	—	—	200,000	20	15,980	—	16,000

Net loss for the six months ended November 30, 2020	—	—	—	—	—	(16,166)	(16,166)

Balance, November 30, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,827,075)	$504,437

For the three months ended November 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,880,178)	$451,334

Net income for the three months ended November 30, 2020	—	—	—	—	—	53,103	53,103

Balance, November 30, 2020	—	$—	$41,485,881	$4,149	$5,327,363	$(4,827,075)	$504,437

For the six months ended November 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the six months ended November 30, 2019	—	—	—	—	—	(130,983)	(130,983)

Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,769,125)	$546,387

For the three months ended November 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,738,751)	$576,761

Net loss for the three months ended November 30, 2019	—	—	—	—	—	(30,374)	(30,374)

Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	$(4,769,125)	$546,387

The accompanying notes are an integral part of these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Periods Ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,166)	$(130,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,276	5,539
Bad debt expense (recovery)	574	(2,342)
Stock based compensation	16,000	—
Intangibles written off	—	474
Non cash lease expense	1,713	—
Change in operating assets and liabilities:
Accounts receivable	102,647	29,106
Inventory	(35,179)	(37,391)
Prepaid expenses and other current assets	160	2,993
Accounts payable and accrued expenses	197,024	134,637
Deposits	—	(1,428)
Customer deposits	(110,990)	1,308

NET CASH PROVIDED BY OPERATING ACTIVITIES	161,059	1,913

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,408)	(9,230)

NET CASH USED IN INVESTING ACTIVITIES	(15,408)	(9,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	(1,650)	(1,906)
Advances from a related party	26,466	7,577

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,816	5,671

NET INCREASE (DECREASE) IN CASH	170,467	(1,647)

CASH - Beginning of period	409,031	346,179

CASH - End of period	$579,498	$344,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$250	$519
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

 REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the six months ended November 30, 2020 and 2019 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2020. The results of operations for the six months ended November 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the unaudited accompanying financial statements.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $16,166 for the six months ended November 30, 2020.  Additionally, the Company has an accumulated deficit of $4,827,075 at November 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $13,548 and $13,708 at November 30, 2020 and May 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $53,816 and $20,606 for the six months ended November 30, 2020 and 2019, respectively. Shipping costs included in marketing and selling expense were $41,195 and $10,314 for the three months ended November 30, 2020 and 2019, respectively.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment losses of $474 as an operating expense in the accompanying financial statements, for the six months ended November 30, 2019.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2020 and 2019, the Company had no potentially dilutive securities outstanding.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	November 30, 2020	May 31, 2020
Accounts Receivable	$81,373	$184,019
Less: Allowance for doubtful accounts	(2,392)	(1,818)
Total	$78,981	$182,201

The Company recorded bad debt expense of $574 and a bad debt recovery of $2,342 during the six months ended November 30, 2020 and 2019, respectively. The Company recorded bad debt expense of $0 during the three months ended November 30, 2020 and 2019, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	November 30, 2020	May 31, 2020
Finished Goods	$28,148	$29,839
Raw Materials	295,156	258,285
Total	$325,877	$288,124

At November 30 and May 31, 2020, inventory held at third party locations amounted to $556 and $556, respectively. At November 30 and May 31, 2020, inventory in- transit amounted to $3,450 and $0, respectively.

During the six months ended November 30, 2019, the Company sold some of the slow-moving inventory which had been written off and recovered $769.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2020	May 31, 2020
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	29,720
Less: Accumulated Depreciation		(26,570)	(21,294)
		$41,709	$31,577

Depreciation expense amounted to $5,276 and $5,539 for the six months ended November 30, 2020 and 2019, respectively.  Depreciation expense amounted to $2,712 and $2,770 for the three months ended November 30, 2020 and 2019, respectively.

 Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	November 30, 2020	May 31, 2020
Trade Payables	$275,797	$98,608
Accrued expenses	19,903	—
Credit Cards	7,311	10,378
Shares to be issued	18,313	18,313
Other	4,553	1,552
Total	$354,529	$128,851

Note 7 - Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of November 30, 2020, and May 31, 2020, the balance outstanding on the loan was $10,450 and $12,100. At November 30, 2020, $3,300 of the loan is payable within one year and the balance $7,150, is payable after one year from November 30, 2020. The Company recorded an interest expense of $250 and $29, respectively on the loan in the accompanying unaudited financial statements for the six months ended November 30, 2020 and 2019, respectively. The Company recorded an interest expense of $125 and $15, respectively on the loan in the accompanying unaudited financial statements for the three months ended November 30, 2020 and 2019, respectively.

The amounts of loan payments due in the next five years ended November 30, are as follows:

2021	$3,300
2022	3,300
2023	3,300
2024	550
Total	$10,450

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable instalments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness. The Company recorded an accrued interest of $2,835 and $200, as of November 30, 2020 and May 31, 2020, respectively.

Loans Payable	November 30, 2020	May 31, 2020

Paycheck Protection Program (PPP)	$12,900	$12,900
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
	162,900	162,900
Less: Current portion	(10,294)	(5,002)
Loans Payable, Non-current portion	$152,606	$157,898

The amounts of principal loan payments due in the next five years ended November 30, are as follows:

2021	$10,294
2022	7,412
2023	3,185
2024	3,307
2025	3,433
Thereafter	135,269
Total	$162,900

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Common Stock

As of November 30, 2020, 41,485,881 shares of common stock were issued and outstanding.

During the six months ended November 30, 2020, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

No stock was issued during the three months ended November 30, 2019.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months and six months ended November 30, 2020, the Company recorded a lease expense in the amount of $23,559 and $47,117, respectively. As of November 30, 2020, the lease liability balance was $169,675 and the right of use asset balance was $166,248. A lease term of three years and a discount rate of 12% was used.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

November 30, 2020
Assets
Right of use assets	$235,748
Accumulated reduction	(69,500)
Operating lease assets, net	$166,248

Liabilities
Lease liability	$235,748
Accumulated reduction	(66,073)
Total lease liability, net	169,675
Current portion	(77,020)
Non-current portion	$92,655

Maturities of operating lease liabilities were as follows as of November 30, 2020:

Operating Lease
Year 1	$94,235
Year 2	97,661

Total	191,896
Less: Imputed interest	(22,221)
Present value of lease liabilities	169,675
Less: current portion	(77,020)
Non- current portion	$92,655

Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $23,880 for the three months ended November 30, 2020 and 2019, respectively. Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $47,547 for the six months ended November 30, 2020 and 2019, respectively.

Contigencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of November 30, 2020.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2020 and May 31, 2020, the Company had a payable to the officer of $28,862 and $2,396, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2020 the Company held cash of approximately $317,895, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2020.

Concentration of Revenue, Product Line, Accounts Receivable and Supplier

During the three months ended November 30, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 50% of the Company’s net sales at 11% and 39%. During the six months ended November 30, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 51% of the Company’s net sales at 39%, and 12%. During the three months ended November 30, 2019 sales to one customer, which represented over 10% of our total sales at 48%. During the six months ended November 30, 2019 sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 55% of the Company’s net sales at 35%, 10% and 11%.

During the three months ended November 30, 2020, sales to customers outside the United States represented approximately 14% which consisted of sales of 8% from Canada and 6% from the EU during the six months ended November 30, 2020, sales to customers outside the United States represented approximately 18% which consisted of 14% from Canada and 4% from the EU. During the three months ended November 30, 2019, sales to customers outside the United States represented approximately 21% which consisted of 13% from Canada and 8% from the EU and during the six months ended November 30, 2019, sales to customers outside the United States represented approximately 30% which consisted of 18% from Canada, 10% the EU and 2% from UK.

During the six months ended November 30, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 32% from sale of introductory kit (shampoo, conditioner and treatment spray) and 37% from sale of fragrance shampoo and conditioner. During the three months ended November 30, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 36% from sale of introductory kit (shampoo, conditioner and treatment spray) and 37% from sale of fragrance shampoo and conditioner. During the six months ended November 30, 2019, sales by product lines which each represented over 10% of sales consisted of approximately 16% from sales of prep cleanser and shampoo, 10% from sale of moisturizer and conditioner, 19% from sale of introductory kit (shampoo, conditioner and treatment spray) and 35% from sale of fragrance shampoo and conditioner. During the three months ended November 30, 2019, sales by product lines which each represented over 10% of sales consisted of approximately 14% from sale of introductory kit (shampoo, conditioner and treatment spray) and 48% from sale of fragrance shampoo and conditioner.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

Note 12 – Concentrations and Revenue Disaggregation (continued)

During the six months ended November 30, 2020 and 2019, sales by product line comprised of the following:

	For the six months ended
Hair Care Products	November 30, 2020	November 30, 2019
Shampoos and Conditioners	86%	88%
Ancillary Products	14%	12%
Total	100%	100%

As of November 30, 2020, accounts receivable from two customers represented approximately 65% at 24% and 41% and at May 31, 2020, accounts receivable from one customer represented approximately 69%, respectively.

The Company purchased inventories and products from one vendor totaling approximately $257,810 (74% of the purchases) and two vendors totaling approximately $196,692 (88% of the purchases at 76% and 12%) during the six months ended November 30, 2020 and 2019, respectively. The Company purchased inventories and products from two vendors totaling approximately $32,582 (67% of the purchases at 39% and 28%) and two vendors totaling approximately $125,451 (88% of the purchases at 70% and 18%) during the three months ended November 30, 2020 and 2019, respectively.

Note 13 – Subsequent Events

As of November 30, 2020, the Company had recorded $18,313 as accrued expenses for shares to be issued to a consultant. Subsequent to November 30, 2020, the Company entered into a settlement agreement with the consultant and paid him $2,000 as full and final settlement. The gain of $16,313 was recorded as a gain on settlement of debt, on the books, subsequent to November 30, 2020.

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

Results of Operations

For the Three Months and Six Months Ended November 30, 2020 Compared to the Three Months and Six Months Ended November 30, 2019

Sales for the three months ended November 30, 2020 and 2019 were $644,061 and $328,552, respectively. Sales for the three months ended November 30, 2020 increased by $315,509 or 96% over the same comparable period in 2019. Sales for six months ended November 30, 2020 and 2019 were $912,515 and $454,234 respectively. Sales for the six months ended November 30,2020 increased by $458,281 or 101% over the same comparable period in 2019. Revenues increased in the 2020 respective periods due to (1) increased sales generated by our existing distributors during the quarter ended November 30, 2020, (2) general increase in our direct sales to consumer segment during the quarter ended November 20, 2020.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended November 30, 2020 and 2019 was $247,828 and $169,714, respectively. Cost of sales as a percentage of sales for the three months ended November 30, 2020 and 2019 was 38% and 52%, respectively. Cost of sales for the six months ended November 30, 2020 and 2019 was $384,087 and $214,867, respectively. Cost of sales as a percentage of sales for the six months ended November 30, 2020 and 2019 was 42% and 47%, respectively. Cost of sales as a percentage of sales decreased in 2020 for the respective periods as compared to the same comparable periods in 2019 primarily due to our continued expansion in the direct sales to consumer segment. In addition, the freight-out costs increased significantly due to the increased number of shipments in the direct sales to consumer sales.

Gross profit for the three months ended November 30, 2020 and 2019 was $396,233 and $158,838, respectively. Gross profit as a percentage of sales for the three months ended November was 62% as compared to 48% for the same comparable period in 2019. Gross profit for the six months ended November 30, 2020 and 2019 was $528,428 and $239,367, respectively. Gross profit as a percentage of revenues for the six months ended November 30, 2020 was 58% as compared to 53% for the same comparable period in 2019. The increase in gross profit was primarily attributable to the increased sale of products in the direct to consumer sales segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended November 30, 2020 and 2019 were $341,675 and $188,723, respectively. Operating expenses as a percentage of sales for the three months ended November 30, 2020 and 2019 were 53% and 57%, respectively. Operating expenses for the three months ended November 30, 2020 increased by $152,952 or 81% over the comparable period in 2019. This increase is primarily as a result of marketing and advertising expense to promote the Company’s product line and brand in the direct to consumer channels. Operating expenses for the six months ended November 30, 2020 and 2019 were $541,910 and $369,784, respectively. Operating expenses as a percentage of revenues for the six months ended November 30, 2020 and 2019 were 59% and 81%, respectively. Operating expenses for the six months ended November 30, 2020 increased by $172,126 or 47% over the comparable period in 2019. The increase in operating expenses is attributed primarily due to the increase in marketing and advertising expense of $197,041 to promote Company’s brand name and its products in the direct to consumer channels, a general increase in the professional and consulting expenses of $52,007, offset by reduction in general and administrative costs in 2020 of $13,390 compared to the same comparable periods in 2019.

Other income (expense) consisted of interest income, interest expense and other finance charges, and other income. Interest income for the three months ended November 30, 2020 and 2019 was $12 and $30, respectively. Interest expense and finance changes for the three months ended November 30, 2020 and 2019 were $1,467 and $519, respectively, primarily due to interest expense related to business credit card financing charges. Other income (expense) consisted of interest income, interest expense and other finance charges, and other income. Interest income for the six months ended November 30, 2020 and 2019 was $19 and $70, respectively. Interest expense and finance changes for the six months ended November 30, 2020 and 2019 were $2,703 and $636, respectively, primarily due to interest expense related to business credit card financing charges.

As a result of the above, we reported a net income of $53,103 compared to a net loss of $30,374 for the three months ended November 30, 2020 and 2019, respectively. As a result of the above, we reported a net loss of $16,166 and $130,983 for the six months ended November 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the fiscal year 2020. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements in the short term. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. We have and will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the six months ended November 30, 2020 was $161,059, attributable to a net loss of $16,166, depreciation of $5,276, bad debt expense of $574, stock based compensation expense of $16,000, non-cash lease expense of $1,713, and net change in operating assets and liabilities of $153,661 primarily due to increase in accounts receivable, prepaid expenses and other current assets, and customer deposits, offset by accounts payable and accrued expenses. Net cash flows provided in operating activities for the six months ended November 30, 2019 was $1,913 attributable to a net loss of $130,983, depreciation of $5,539, bad debts recovery of $2,342, write-off of intangibles of $474, and net change in operating assets and liabilities of $129,225 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and security deposits, and increase in inventory, accounts payable and accrued expenses, and customer deposits.

Investing Activities

Net cash flows used by investing activities for the six months ended November 30, 2020 and 2019 was $15,408 and $9,230, respectively, attributable to purchase of property and equipment during the six months period.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2020 and 2019, was $24,816 and $5,671, respectively. For the six months ended November 30, 2020, we received advances from a related party of $26,466 and repaid $1,650 towards equipment financing. For the six months ended November 30, 2019, we received advances from a related party of $7,577 and repaid $1,906 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $170,467 for the six months ended November 30, 2020, and a net decrease of cash of $1,647 for the six months ended November 30, 2019.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended November 30, 2020, included with this quarterly report.

Impact of COVID-19

During the three months ended November 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended November 30, 2020 was limited, in all material respects, to our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain and could be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of November 30, 2020, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of November 30, 2020.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended November 30, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit		Filed
Number	Exhibit Description	herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: January 12, 2021

By: /s/ Jeff Toghraie

Jeff Toghraie

Chief Executive Officer

(Principal Executive Officer)