Form 10-Q
period 2021-02-28
Reviv3 Procare Co
filed 2021-04-14
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of March 29, 2021, there were 41,785,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2021

CONTENTS

Financial Statements:

Condensed Balance Sheets - As of February 28, 2021 (Unaudited) and May 31, 2020	F-1

Condensed Statement of Operations - For the three months and nine months ended February 28, 2021 and February 29, 2020 (Unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Equity - For the three months and nine months ended February 28, 2021 and February 29, 2020 (Unaudited)	F-3

Condensed Statement of Cash Flows – For the nine months ended February 28, 2021 and February 29, 2020 (Unaudited)	F-4

Condensed Notes to Unaudited Financial Statements	F-5

REVIV3 PROCARE COMPANY
BALANCE SHEETS

	February 28,	May 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$492,066	$409,031
Accounts receivable, net	91,944	182,201
Inventory	301,523	288,124
Prepaid expenses and other current assets	103,420	13,708

Total Current Assets	988,953	893,064

OTHER ASSETS:
Property and equipment, net	39,363	31,577
Deposits	16,277	16,277
Right of use assets, net	147,594	201,984

Total Other Assets	203,234	249,838

TOTAL ASSETS	$1,192,187	$1,142,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$348,632	$128,851
Customer deposits	17,330	128,354
Due to related party	22,802	2,396
Equipment payable, current	3,300	3,300
Loan payable, current portion	13,878	5,002
Lease liability, current portion	81,307	71,896

Total Current Liabilities	487,249	339,799

LONG TERM LIABILITIES:
Equipment payable	6,325	8,800
Loan payable	155,322	157,898
Lease liability, non- current	69,714	131,802

Total Long Term Liabilities	231,361	298,500

Total Liabilities	718,610	638,299

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,725,881 shares issued and outstanding as of February 28, 2021 and 41,285,881 shares issued and outstanding as of May 31, 2020	4,173	4,129
Additional paid-in capital	5,377,739	5,311,383
Shares to be issued	25,200	—
Accumulated deficit	(4,933,535)	(4,810,909)

Total Stockholders' Equity	473,577	504,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,192,187	$1,142,902

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Month Periods Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Sales	$364,966	$157,880	$1,277,480	$612,114

Cost of sales	93,491	45,736	477,578	260,603

Gross profit	271,475	112,144	799,902	351,511

OPERATING EXPENSES:
Marketing and selling expenses	201,247	37,497	501,051	140,260
Compensation and related taxes	9,065	7,624	26,868	38,817
Professional and consulting expenses	108,132	43,431	197,611	142,263
General and administrative	74,059	64,703	208,881	201,699

Total Operating Expenses	392,503	153,255	934,411	523,039

LOSS FROM OPERATIONS	(121,028)	(41,111)	(134,509)	(171,528)

OTHER INCOME (EXPENSE):
Interest income	12	25	31	95
Gain on debt settlement	16,313	—	16,313
Interest expense and other finance charges	(1,757)	(513)	(4,461)	(1,149)

Other Income (Expense), Net	14,568	(488)	11,883	(1,054)

LOSS BEFORE PROVISION FOR INCOME TAXES	(106,460)	(41,599)	(122,626)	(172,582)

Provision for income taxes	—	—	—	—

NET LOSS	$(106,460)	$(41,599)	$(122,626)	$(172,582)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,817,566	41,285,881	41,479,141	41,285,881

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(UNAUDITED)

For the nine months ended February 28, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$—	$(4,810,909)	$504,603

Shares issued for services	—	—	440,000	44	66,356	—	—	66,400

Shares to be issued for services	—	—	—	—	—	25,200	—	25,200

Net loss for the nine months ended February 28, 2021	—	—	—	—	—	—	(122,626)	(122,626)

Balance, February 28, 2021	—	$—	41,725,881	$4,173	$5,377,739	$25,200	$(4,933,535)	$473,577

For the three months ended February 28, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, November 30, 2020	—	$—	41,485,881	$4,149	$5,327,363	—	$(4,827,075)	$504,437

Shares issued for services	—	—	240,000	24	50,376	—	—	50,400

Shares to be issued for services	—	—	—	—	—	25,200	—	25,200

Net income for the three months ended February 28, 2021	—	—	—	—	—	—	(106,460)	(106,460)

Balance, February 28, 2021	—	$—	41,725,881	$4,173	$5,377,739	$25,200	$(4,933,535)	$473,577

For the nine months ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, May 31, 2019	—	$—	41,285,881	$4,129	$5,311,383		$(4,638,142)	$677,370

Net loss for the nine months ended February 29, 2020	—	—	—	—	—	—	(172,582)	(172,582)

Balance, February 29, 2020	—	$—	41,285,881	$4,129	$5,311,383	$—	$(4,810,724)	$504,788

For the three months ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, November 30, 2019	—	$—	41,285,881	$4,129	$5,311,383	—	$(4,769,125)	$546,387

Net loss for the three months ended February 29, 2020	—	—	—	—	—	—	(41,599)	(41,599)

Balance, February 29, 2020	—	$—	41,285,881	$4,129	$5,311,383	$25,200	$(4,810,724)	$504,788

See accompanying condensed notes to unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Periods Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,626)	$(172,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,622	7,998
Bad debts expense (recovery)	574	(2,342)
Gain on settlement of debt	(16,313)	—
Stock based compensation	66,400	—
Amortization of right of use assets		—
Intangibles written off	—	474
Non cash lease expense	1,714	857
Change in operating assets and liabilities:
Accounts receivable	89,683	22,004
Inventory	(13,399)	(79,899)
Prepaid expenses and other current assets	(64,513)	1,703
Deposits	—	(1,429)
Accounts payable and accrued expenses	236,094	31,242
Customer deposits	(111,024)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	74,212	(191,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,408)	(9,230)

NET CASH USED IN INVESTING ACTIVITIES	(15,408)	(9,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	(2,475)	(2,285)
Proceeds from loan payable	6,300	—
Advances from a related party	20,406	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,231	(2,285)

NET INCREASE (DECREASE) IN CASH	83,035	(203,489)

CASH - Beginning of period	409,031	346,179

CASH - End of period	$492,066	$142,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$375	$519
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets amortization	$54,390	$—

See accompanying notes to these condensed unaudited financial statements.

 REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2021 AND FEBRUARY 29,2020

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the nine months ended February 28, 2021 and February 29, 2020 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2021 and February 29, 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2020. The results of operations for the nine months ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $122,626 for the nine months ended February 28, 2021.  Additionally, the Company has an accumulated deficit of $4,933,535 at February 28, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to continue its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $103,420 and $13,708 at February 28, 2021 and May 31, 2020, respectively, consist primarily of costs paid for future services which will occur within a year and cash prepayment to vendors.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $90,669 and $31,898 for the nine months ended February 28, 2021 and February 29, 2020, respectively. Shipping costs included in marketing and selling expense were $36,853 and $11,292 for the three months ended February 28, 2021 and February 29, 2020, respectively.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment losses of $474 as an operating expense in the accompanying financial statements, for the nine months ended February 29, 2020.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 28, 2021 and February 29, 2020, the Company had no potentially dilutive securities outstanding.

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

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	February 28, 2021	May 31, 2020
Accounts Receivable	$94,336	$184,019
Less: Allowance for doubtful accounts	(2,392)	(1,818)
Total	$91,944	$182,201

The Company recorded bad debt expense of $574 and a bad debts recovery of $2,342 during the nine months ended February 28, 2021 and February 29, 2020, respectively. The Company recorded bad debt expense of $0 during the three months ended February 28, 2021 and February 29, 2020, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	February 28, 2021	May 31, 2020
Finished Goods	$23,723	$29,839
Raw Materials	277,800	258,285
Total	$301,523	$288,124

At February 28, 2021 and May 31, 2020, inventory held at third party locations amounted to $556 and $556, respectively. At February 28, 2021 and May 31, 2020, inventory in- transit amounted to $17,778 and $0, respectively.

During the nine months ended February 29, 2020 the Company sold some of the slow- moving inventory which had been written off and recovered $769.

 Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 28, 2021	May 31, 2020
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	29,720
Less: Accumulated Depreciation		(28,916)	(21,294)
		$39,363	$31,577

Depreciation expense amounted to $7,622 and $7,998 for the nine months ended February 28, 2021 and February 29, 2020, respectively.  Depreciation expense amounted to $2,346 and $2,459 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	February 28, 2021	May 31, 2020
Trade Payables	$311,053	$98,608
Accrued expenses	19,903	—
Credit Cards	9,947	10,378
Shares to be issued	—	18,313
Other	7,729	1,552
Total	$348,632	$128,851

As of May 31, 2020, the Company had recorded $18,313 as accrued expenses for shares to be issued to a consultant. During the nine months ended February 28, 2021, the Company entered into a settlement agreement with the consultant and paid him $2,000 as full and final settlement. The gain of $16,313 was recorded as a gain on settlement of debt, in the accompanying unaudited financial statements.

Note 7 – Equipment Financing Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As of February 28, 2021, and May 31, 2020, the balance outstanding on the loan was $9,625 and $12,100. At February 28, 2021, $3,300 of the loan is payable within one year and the balance $6,325, is payable after one year from February 28, 2021. The Company paid off $2,475 during the nine months period ended February 28, 2021 and $4,400 during the year ended May 31, 2020. The Company recorded an interest expense of $375 and $31, respectively on the loan in the accompanying unaudited financial statements for the nine months ended February 28, 2021 and February 29, 2020, respectively. The Company recorded an interest expense of $125 and $10, respectively on the loan in the accompanying unaudited financial statements for the three months ended February 28, 2021 and February 29, 2020, respectively.

The amounts of loan payments due in the next five years ended November 30, are as follows:

Total
2022	$3,300
2023	3,300
2024	3,025
$9,625

Note 8 – Loans Payable

On May 8, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 8, 2020, bears interest at an annual rate of 1.0% and matures on May 8, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on November 8, 2020, with all amounts due and payable by the maturity. The Company has not paid any installment to date. The Company recorded an accrued interest of $96 and $0, as of February 28, 2021 and May 31, 2020, respectively.

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness. The Company recorded an accrued interest of $4,272 and $200, as of February 28, 2021 and May 31, 2020, respectively.

Note 8 – Loans Payable (continued)

On February 7, 2021, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity.

Loans Payable	February 28, 2021	May 31, 2020

Paycheck Protection Program (PPP)	$12,900	$12,900
Second Draw Paycheck Protection Program (PPP- 2)	6,300	—
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
	169,200	162,900
Less: Current portion	(13,878)	(5,002)
Loans Payable, Non-current portion	$155,322	$157,898

The amounts of principal loan payments due in the next five years ended February 28, are as follows:

Total
2022	$13,878
2023	6,661
2024	4,618
2025	4,755
2026	4,897
Thereafter	134,391
$169,200

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

Common Stock

As of February 28, 2021, 41,725,881 shares of common stock were issued and outstanding.

During the nine months ended February 28, 2021, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

During the nine months ended February 28, 2021, the Company issued 240,000 shares to a consultant for services. The shares were valued at the fair market value of the $50,400, which expense is being recognized over the term of the services. The Company recognized $25,200 as expense during the nine months ended February 28, 2001 and the balance $25,200 has been recognized as a prepayment in the accompanying financial statements.

During the nine months ended February 28, 2021, the Company recorded $25,200 for 60,000 shares to be issued to an attorney for past services. The shares were valued at the fair market value, which expense was recognized immediately. The shares were issued in March 2021.

No stock was issued during the nine months ended February 29, 2020.

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months and nine months ended February 28, 2021, the Company recorded a lease expense in the amount of $23,559 and $70,676, respectively. As of February 28, 2021, the lease liability balance was $151,021 and the right of use asset balance was $147,594. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

February 28, 2021
Assets
Right of use assets	$235,748
Accumulated reduction	(88,154)
Operating lease assets, net	$147,594

Liabilities
Lease liability	$235,748
Accumulated reduction	(84,727)
Total lease liability, net	151,021
Current portion	(80,219)
Non-current portion	$70,802

Note 10 – Commitments and Contingencies (continued)

Maturities of operating lease liabilities were as follows as of February 28, 2021:

Operating Lease
Year 1	$95,092
Year 2	73,246
Total	168,338
Less: Imputed interest	(17,317)
Present value of lease liabilities	151,021

Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively. Rent expense, prior to the signing of the new lease agreement, amounted to $0 and $71,105 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of February 28, 2021.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 28, 2021 and May 31, 2020, the Company had a payable to the officer of $22,802 and $2,396, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations and Revenue Disaggregation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 28, 2021 the Company held cash of approximately $228,721, in excess of federally insured limits. The Company has not experienced any losses in such accounts February 28, 2021.

Concentration of Revenue, Product Line, Accounts Receivable and Supplier

During the three months ended February 28, 2021 sales to one customer, which each represented over 10% of our total sales, aggregated to approximately 17% of the Company’s net sales. During the nine months ended February 28, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 41% of the Company’s net sales at 28%, and 13%. During the three months ended February 29, 2020 sales to four customers, which each represented over 10% of our total sales, aggregated to approximately 68% of the Company’s net sales at 21%, 20%, 15% and 12%. During the nine months ended February 29, 2020, sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 48% of the Company’s net sales at 26%, 10% and 12%.

During the three months ended February 28, 2021, sales to customers outside the United States represented approximately 35% which consisted of sales of 27% from Canada, 7% from Italy and 1% from United Kingdom during the nine months ended February 28, 2021, sales to customers outside the United States represented approximately 22% which consisted of 17% from Canada and 5% from Italy. During the three months ended February 29, 2020, sales to customers outside the United States represented approximately 42% which consisted of 41% from Canada and 1% from other countries and during the nine months ended February 29, 2020, sales to customers outside the United States represented approximately 33% which consisted of 24% from Canada, 8% from Italy and 1% from UK.

During the nine months ended February 28, 2021, sales by product lines which each represented over 10% of sales consisted of approximately 35% from sale of introductory kit (shampoo, conditioner and treatment spray) and 28% from sale of fragrance shampoo and conditioner. During the three months ended February 28, 2021, sales by product lines which each represented over 10% of sales consisted of approximately 43% from sale of introductory kit (shampoo, conditioner and treatment spray), 19% from sale of prep cleanser and shampoo and 11% from sale of moisturizer and conditioner. During the nine months ended February 29, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 17% from sale of introductory kit (shampoo, conditioner and treatment spray) and 26% from sale of fragrance shampoo and conditioner. During the three months ended February 29, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 25% from sale of introductory kit (shampoo, conditioner and treatment spray), 26% from sale of prep shampoo and 10% from prime moisturizer and conditioner.

During the nine months ended February 28, 2021 and February 29, 2020, sales by product line comprised of the following:

	For the nine months ended
Hair Care Products	February 28, 2021	February 29, 2020
Shampoos and Conditioners	86%	80%
Ancillary Products	14%	20%
Total	100%	100%

As of February 28, 2021, accounts receivable from three customers represented approximately 91% at 11%, 27% and 44% and at May 31, 2020, accounts receivable from one customer represented approximately 69%, respectively.

The Company purchased inventories and products from three vendors totaling approximately $241,805 (84% of the purchases at 42%, 27% and 15%) and one vendor totaling approximately $203,916 (77% of the purchases) during the nine months ended February 28, 2021 and February 29, 2020, respectively. The Company purchased inventories and products from two vendors totaling approximately $180,626 (96% of the purchases at 55% and 41%) and one vendor totaling approximately $39,450 (89% of the purchases) during the three months ended February 28, 2021 and February 29, 2020, respectively.

Note 13 – Subsequent Events

Subsequent to the nine months period ended February 28, 2021, the Company applied for the forgiveness of the first tranche of the loan, in the amount of $12,900, granted to them under the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The commercial bank received the proceeds from the U.S. Small Business Administration to repay the loan amount in full and the Company’s obligation to repay was reduced to $0.

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

Results of Operations

For the Three Months and Nine months Ended February 28, 2021 Compared to the Three Months and Nine months Ended February 29, 2020

Sales for the three months ended February 28, 2021 and February 29, 2020 were $364,966 and $157,880, respectively. Sales for the three months ended February 28, 2021 increased by $207,086 or 131% over the same comparable period in 2020. Sales for nine months ended February 28, 2021 and February 29, 2020 were $1,277,480 and $612,114 respectively. Sales for the nine months ended February 28, 2021 increased by $665,366 or 109% over the same comparable period in 2020. Revenues increased in the 2020 respective periods due to (1) increased sales generated by our existing distributors during the quarter ended February 28, 2021, (2) general increase in our direct sales to consumer segment during the quarter ended November 20, 2020 and continued revenue generation in this segment for the quarter ended February 28, 2021.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended February 28, 2021 and February 29, 2020 was $93,491 and $45,736, respectively. Cost of sales as a percentage of sales for the three months ended February 28, 2021 and February 29, 2020 was 26% and 29%, respectively. Cost of sales for the nine months ended February 28, 2021 and February 29, 2020 was $477,578 and $260,603, respectively. Cost of sales as a percentage of sales for the nine months ended February 28, 2021 and February 29, 2020 was 37% and 43%, respectively. Cost of sales as a percentage of sales decreased in 2021 for the respective periods as compared to the same comparable periods in 2020 primarily due to our continued expansion in the direct sales to consumer segment. In addition, the freight-out costs increased significantly due to the increased number of shipments in the direct sales to consumer sales

Gross profit for the three months ended February 28, 2021 and February 29, 2020 was $271,475 and $112,114 respectively. Gross profit as a percentage of sales for the three months ended February was 74% as compared to 71% for the same comparable period in 2020. Gross profit for the nine months ended February 28, 2021 and February 29, 2020 was $799,902 and $351,511, respectively. Gross profit as a percentage of revenues for the nine months ended February 28, 2021 was 63% as compared to 57% for the same comparable period in 2020. The increase in gross profit was primarily attributable to the increased sale of products in the direct-to-consumer sales segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended February 28, 2021 and February 29, 2020 were $392,503 and $153,255, respectively. Operating expenses as a percentage of sales for the three months ended February 28, 2021 and February 29, 2020 were 108% and 97%, respectively. Operating expenses for the three months ended February 28, 2021 increased by $239,248 or 156% over the comparable period in 2020. This increase is primarily due to increase in marketing and advertising expense to promote the Company's product line and brand in the direct- to-consumer channels. Operating expenses for the nine months ended February 28, 2021 and February 29, 2020 were $934,411 and $523,039, respectively. Operating expenses as a percentage of revenues for the nine months ended February 28, 2021 and February 29, 2020 were 73% and 85%, respectively. Operating expenses for the nine months ended February 28, 2021 increased by $411,372 or 79% over the comparable period in 2020. The increase in operating expenses for the nine months, is attributed primarily to the increase in marketing and advertising expense by $360,791 to $501,051 to promote Company's brand name and its products in the direct to consumer channels; a general increase in the professional and consulting expenses by $55,348 to $197,611; an increase in general and administrative costs in 2021 by $7,182 to 208,881, offset by reduction in compensation and related taxes in 2021 by $11,949 to $26,868 compared to the same comparable periods in 2020.

Other income (expense) consisted of interest income, interest expense and other finance charges, and gain on settlement of debt. Interest income for the three months ended February 28, 2021 and February 29, 2020 was $12 and $25, respectively. Interest expense and finance changes for the three months ended February 28, 2021 and February 29, 2020 were $1,757 and $513, respectively, primarily due to interest expense related to business credit card financing charges. The Company also recognized a gain of $16,313 on debt settlement, during the three months ended February 28, 2021. Interest income for the nine months ended February 28, 2021 and February 29, 2020 was $31 and $95, respectively. Interest expense and finance changes for the nine months ended February 28, 2021 and February 29, 2020 were $4,461 and $1,149, respectively, primarily due to interest expense related to business credit card financing charges. Additionally, the Company recognized a gain of $16,313, on debt settlement, during the nine months ended February 28, 2021.

As a result of the above, we reported a net loss of $106,460 compared to a net loss of $41,499 for the three months ended February 28, 2021 and February 29, 2020, respectively. As a result of the above, we reported a net loss of $122,626 and $172,582 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the fiscal year 2020. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements in the short term. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. We have and will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company's existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the nine months ended February 28, 2021 was $74,212, attributable to a net loss of $122,626, depreciation of $7,622, bad debt expense of $574, stock based compensation expense of $66,400, non-cash lease expense of $1,714, a gain of $16,313 on debt settlement and net change in operating assets and liabilities of $136,841 primarily due to decrease in accounts receivable and increase in accounts payable, offset by an increase in inventory and prepaid expenses and decrease in customer deposits. Net cash flows used in operating activities for the nine months ended February 29, 2020 was $191,974, attributable to a net loss of $172,582, depreciation of $7,998, bad debts recovery of $2,342, write-off of intangibles of $474, and net change in operating assets and liabilities of $26,379 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and increase in accounts payable offset by an increase in inventory and security deposits.

Investing Activities

Net cash flows used by investing activities for the nine months ended February 28, 2021 and February 29, 2020 was $15,408 and $9,230, respectively, attributable to purchase of property and equipment during the nine months period.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2021 was $24,231. Net cash flows used in financing activities for the nine months ended February 29, 2020 was $2,285. For the nine months ended February 28, 2021, we received advances from a related party of $20,406, proceeds from loan payable of $6,300 and repaid $2,475 towards equipment financing. For the nine months ended February 28, 2020, we repaid $2,285 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $83,305 for the nine months ended February 28, 2021, and a net decrease in cash of $203,489 for the nine months ended February 29, 2020.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended February 28, 2021, included with this quarterly report.

Impact of COVID-19

For over one year, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended February 28, 2021 was limited, in all material respects, to our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 28, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of February 28, 2021.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2021, the Company issued 60,000 shares of restricted common stock to its legal counsel for services rendered to the Company These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended February 28, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Date: April 14, 2021

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)