Form 10-K
period 2021-05-31
Reviv3 Procare Co
filed 2021-08-30
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2021

Commission file number: 333-220846

REVIV3 PROCARE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue, Unit 5,

El Monte, CA 91731

(Address of Principal Executive Offices, including zip code)

(888) 638-8883

(Registrant’s telephone number including area code)

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

As of November 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,183,009.28.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	May 31, 2021
Common Stock	41,945,881

Documents incorporated by reference: None

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry, all of which were subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other downturns in the business cycle or the economy; our ability to achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; additional tax expenses or exposures; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Reviv3 Procare is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademark products for distribution throughout the United States, Canada, Europe and Asia pursuant to the terms of 12 exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. Currently, we produce 7 products with 16 separate stock keeping units (“SKUs”) and plan to expand our product lines over the next 12 months.

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

Reviv3 Procare stands for skin health and benefits of healthy scalp and hair follicles. Currently, we sell our hair and skincare products under the Reviv3 Procare brand which includes 7 distinct products. Our Reviv3 System is a series of products which are meant to be used together or on a stand-alone basis. The hair care products consist of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 System products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask for added moisture and PROTECT, a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Recent additions to our product lines are our series of baby care products. We’ve recently created a baby shampoo, lotion and body wash which will be sold directly to consumers under the brand LANU. We plan to initiate the marketing of the LANU line in the current fiscal year.

Competition

Hair care and cosmetics markets are highly competitive and there are many companies offering similar products in the market today. We believe we are able to compete directly with these companies and products by offering quality products which will distinguish our performance and develop brand loyalty.

Top Brands/Market Leaders

●	Nioxin: https://www.nioxin.com

●	PhytoWorx

●	Keranique: https://keranique.com

●	Ultrax Labs: https://ultraxlabs.com

Large Names

●	Aveda Invati: http://www.aveda.com

●	Propecia (Merck & Co.) http://www.merck.com

●	Bosley: https://www.bosley.com

●	Dr. Reddy’s Laboratories – Mintop: http://www.mintop.in

Other Competitors

●	Lipogaine: http://www.lipogaine.com

●	Mediceutical Labs: http://www.mediceuticallabs.com

●	Just Natural: http://www.justnaturalskincare.com

●	Revita: https://www.dslaboratories.com

●	Majestic Pure: https://majesticpure.com

●	Zenagen: http://www.zenagen.com

●	Kevin Murphy: http://kevinmurphy.com.au

●	PURA D’OR https://www.purador.com

●	Procerin FoliRevita Kroning’s Signature Neugaine Hairgenics

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

Employees

We currently have six (6) full time employees, including our officers and a director. There are no formal employment agreements in place. We have currently engaged seven (7) individuals as outside consultants for sales, marketing and design. No formal agreements are in place.

Seasonality and Cyclical Nature of our Business

We do not believe our business is subject to substantial seasonal fluctuations. We may experience lower sales in difficult economic scenarios, but we do not foresee the seasonality of our products to be a significant factor. In the future, seasonality trends could however have a material impact on our financial condition and results of operations, but we are not currently aware of the total impact that could affect our business.

Impact of COVID-19

During the year ended May 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended May 31, 2021, was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 2. PROPERTIES.

We currently lease approximately 7,200 square feet of office and warehouse space at 9480 Telstar Avenue., Unit 5, El Monte, CA 91731 as our principal offices. We lease our offices pursuant to a written lease dated in September 2019. The term of our lease is from December 1, 2019 and expires on December 31, 2022.  Our current monthly base rent is $7,852. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no “established trading market” for shares of the Company’s common stock. As of May 31, 2021, the Company’s common stock was quoted on the OTC Link LLC operated by OTC Markets Group, Inc. under the symbol “RVIV.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained. Our common stock was first quoted in the first calendar quarter of 2019. There are no outstanding options or warrants to purchase, or securities convertible into our common stock.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended May 31, 2021, and 2020, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
August 31, 2019	0.65	0.65
November 30, 2019	0.73	0.42
February 29, 2020	0.59	0.15
May 31, 2020	0.38	0.10
August 31, 2020	0.10	0.10
November 30, 2020	0.16	0.16
February 28, 2021	0.60	0.48
May 31, 2021	0.33	0.26

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Securities outstanding and holders of record

On May 31, 2021, the total common shares issued and outstanding were 41,945,881, and we had 93 shareholders of record of our common stock.

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

Penny stock regulations and restrictions on marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Encinitas, CA 92024.

(619) 664-4780

www.westcoaststocktransfer.com

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Significant Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations

For the years ended May 31, 2021 and 2020

Our results of operations are summarized below.

	Year Ended May 31, 2021	Year Ended May 31, 2020
Net sales	$1,633,609	$1,012,711
Cost of sales	$599,701	$480,778
Gross profit	$1,033,908	$531,933
Total operating expenses	$1,354,962	$703,052
Loss from operations	$(321,054)	$(171,119)
Net loss	$(297,755)	$(172,767)

Net sales increased by $620,898 or 61.3% for the year ended May 31, 2021, as compared to the year ended May 31, 2020, primarily due to the increase in our direct sales to consumer segment.

Cost of sales includes primarily the cost of products and freight-in costs. For the year ended May 31, 2021, the overall cost of sales increased by $118,923 or 24.7%, as compared to the comparable period in 2020. Cost of sales as a percentage of net revenues for the year ended May 31, 2021 was 36.7% as compared to 47.5% for the comparable period in 2020. The overall decrease in cost of sales, as a percentage of sales, is primarily attributable to the Company’s increased efficiencies in procurement and manufacturing systems, and reduction in product cost.

Gross profit, as a percentage of sales, for the years ended May 31, 2021 and 2020 was 63.3% and 52.5%, respectively. The increase in gross profit, as a percentage of sales, is primarily attributable to our continued increased focus on the direct sales to consumer channels, which have higher margins, during the year ended May 31, 2021 as compared to the same comparable period in 2020.

Operating expenses for the years ended May 31, 2021 and 2020 were $1,354,962 and $703,052, respectively. Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses as a percentage of net revenues for the year ended May 31, 2021 were 82.9% as compared to 69.4% for the comparable period in 2020. Operating expenses increased by $651,910 or 92.7% primarily due to an increase in advertising and marketing expenses by $542,235 for displaying our products through our advertising platforms, increased delivery charges and cost of independent marketing contractors; and an increase in professional and consulting services by $107,420 primarily due to an increase in stock-based fees in the year ended May 31, 2021 whereas there was no such cost in the year ended May 31, 2020. Other than an increase in advertising and consulting costs, which were aimed at procuring more customers, the other operating expenses were fairly consistent.

Liquidity and Capital Resources

For the Years ended May 31, 2021 and 2020

The following table provides detailed information about our net cash flows:

	For the Year Ended May 31, 2021	For the Year Ended May 31, 2020
Cash Flows
Net cash provided by (used in) operating activities	$48,407	$(89,704)
Net cash used in investing activities	(15,408)	(9,230)
Net cash provided by financing activities	54,907	161,786
Net change in cash	$87,906	$62,852

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2022. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Years ended May 31, 2021 and 2020

Net cash provided by operating activities for the year ended May 31, 2021 was $48,407, attributable to a net loss of $297,755 offset by non-cash items such as depreciation expense of $9,969, bad debts of $1,061, inventory write-off of $19,156, stock-based compensation of $138,800, non-cash lease expense of $1,713 and increase in non-cash gain on debt settlement of $29,333. The net loss was offset by a net increase in operating assets and liabilities of $204,797 primarily due to increase in accounts payable and collection of receivables offset by an increase in inventory purchases and decrease in customer deposits.

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

Investing Activities

For the Years ended May 31, 2021 and 2020

Net cash used in investing activities for the year ended May 31, 2021 was $15,408 primarily due to the purchase of property and equipment of $15,408.

Net cash used in investing activities for the year ended May 31, 2020 was $9,230 primarily due to the purchase of property and equipment of $9,230.

Financing Activities

For the Years ended May 31, 2021 and 2020

Net cash provided by financing activities for the year ended May 31, 2021 was $54,907 primarily attributable to the cash proceeds of $6,300 of loans received from US Small Business Administration pursuant to the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act”), advances received from a related party of $51,907, and repayment of equipment financing of $3,300.

Net cash provided by financing activities for the year ended May 31, 2021 was $161,786 primarily attributable to the cash proceeds of $12,900 of loans received from US Small Business Administration pursuant to the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act”), a loan of $150,000 received from the US Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the CARES Act, advances received from a related party of $2,186, and repayment of equipment financing of $3,300.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements and Exhibits under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Salberg & Company, P.A., our independent registered public accounting firm, has audited our financial statements for the fiscal years ended May 31, 2021, and 2020, respectively.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on our assessment, we believe that as of May 31, 2021, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process

-	Lack of independent directors

-	Lack of proper segregation of duties

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended May 31, 2021, which have effected, or are reasonably likely to effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and directors are set forth below:

NAME	AGE	POSITION
Jeff Toghraie	54	Chief Executive Officer and Chairman

Christopher Go	48	Interim Chief Financial Officer and Secretary

Jeff Brown	39	Chief Operating Officer

Donald Starace	67	President

Nancy Hundt	53	Director

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

Nancy Hundt – Director

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

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2021, and 2020, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeff Toghraie	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—

Jeff Brown	2021	58,750	—	—	—	—	—	—	58,750
	2020	50,000	—	—	—	—	—	—	50,000

Donald Starace	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—

Christopher Go	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—

The following table sets forth the compensation paid by us to our directors for the fiscal year ending May 31, 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We have/not paid any compensation to our directors in fiscal years 2021 and 2020.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Title of Class	Name/Position	Beneficial Ownership	Percentage Of Class
Executive Beneficial Owners
Common	Jeff Toghraie/Chairman and CEO (1)	8,914,000	21.33%
Common	Jeff Brown	9,000	0.02%
Common	Christopher Go/Interim CFO, Secretary (2)	1,025,709	2.46%
Common	Nancy Hundt (3)	2,600,000	6.22%
	All Officers and Directors	12,548,709	30.03%

Non-Executive Beneficial Owners
Common	Axon Capital Management, Inc. (4)	2,455,000	5.88%
Common	Charter Capital Partners (5)	3,600,000	8.62%
Common	Shircoo, Inc. (6)	13,385,000	32.03%
	All Non-Executive Beneficial Owners	19,440,000	46.86%
	All Beneficial Owners	31,998,709	77.10%

(1)	Jeff Toghraie, our Chairman and CEO, is the sole beneficiary of Intrepid Global Advisors, which holds 8,914,000 shares of common capital stock of the Company.

(2)	Christopher Go, our interim CFO and Secretary, is the Managing Partner of Titan HG, LLC, which holds 1,025,709 shares of common capital stock of the Company.

(3)	Nancy Hundt holds the shares personally, residing at 31569 Lindero Canyon Rd., #3, Westlake Village, CA 91361

(4)	Sam Toghraie who is the brother of Jeff Toghraie, our Chairman and CEO, is a partner at Axon Capital Management, Inc. Axon Capital Management, Inc. has offices at 5490 Whister Ct., Chino Hills, CA 91709

(5)	Charter Capital Partners is managed by its Managing Partner, Parvan Riazi. Charter Capital Partners maintains offices at 1964 Laurel Wood Ct., Thousand Oaks, CA 91362

(6)	Shircoo, Inc. is managed by Max Toghraie, its Managing Partner who is the brother of our Chairman and CEO, Jeff Toghraie. Shircoo, Inc. maintains offices at 2350 E. Allview Terrace, Los Angeles, CA 90068

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2021, and 2020, the Company had a payable to the officer of $54,304 and $2,396 respectively. These advances were short-term in nature and non-interest bearing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”), were approved by our Board who also acted as the Audit Committee. The following table shows us the fees paid to Salberg, our principal accountant for the years ended May 31, 2021 and 2020 were:

	Year Ended May 31, 2021	Year Ended May 31, 2020
Audit fees (1)	$44,200	$43,200
Audit related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$44,200	$43,200

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees - these fees relate to consulting services for filings on Form S-1.

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

REVIV3 PROCARE COMPANY

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

May 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv 3 Procare Company.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reviv3 Procare Company, Inc. (the “Company”) as of May 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $297,755 for the fiscal year ended May 31, 2021. The Company has an accumulated deficit of $5,108,664 at May 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

August 30, 2021

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328
Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920
www.salbergco.com ● info@salbergco.com
Member National Association of Certified Valuation Analysts ● Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY
BALANCE SHEETS

	May 31,	May 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$496,937	$409,031
Accounts receivable, net	90,877	182,201
Inventory, net	450,978	288,124
Prepaid expenses and other current assets	2,430	13,708

Total Current Assets	1,041,222	893,064

OTHER ASSETS:
Inventory, non-current	39,874	—
Property and equipment, net	37,016	31,577
Deposits	16,277	16,277
Right of use assets, net	128,375	201,984

Total Other Assets	221,542	249,838

TOTAL ASSETS	$1,262,764	$1,142,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$458,962	$128,851
Customer deposits	106,949	128,354
Due to related party	54,304	2,396
Equipment payable, current	3,300	3,300
Loans payable, current	4,261	5,002
Lease liability, current	84,635	71,896

Total Current Liabilities	712,411	339,799

LONG TERM LIABILITIES:
Equipment payable	5,500	8,800
Loans payable	152,039	157,898
Lease liability, non- current	47,166	131,802

Total Long Term Liabilities	204,705	298,500

Total Liabilities	917,116	638,299

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, issued and issuable, $0.0001 par value: 100,000,000 shares authorized; 41,945,881 and 41,285,881 shares issued and outstanding as of May 31, 2021 and 2020, respectively	4,195	4,129
Additional paid-in capital	5,450,117	5,311,383
Accumulated deficit	(5,108,664)	(4,810,909)

Total Stockholders’ Equity	345,648	504,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,262,764	$1,142,902

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,	May 31,
	2021	2020
Sales	$1,633,609	$1,012,711

Cost of sales	599,701	480,778

Gross profit	1,033,908	531,933

OPERATING EXPENSES:
Marketing and selling expenses	730,056	187,821
Compensation and related taxes	36,817	46,200
Professional and consulting expenses	306,172	198,752
General and administrative	281,917	270,279

Total Operating Expenses	1,354,962	703,052

LOSS FROM OPERATIONS	(321,054)	(171,119)

OTHER INCOME (EXPENSE):
Gain on debt settlement	29,333	—
Interest income	44	104
Interest expense and other finance charges	(6,078)	(1,752)

Other Income (Expense), Net	23,299	(1,648)

LOSS BEFORE PROVISION FOR INCOME TAXES	(297,755)	(172,767)

Provision for income taxes	—	—

NET LOSS	$(297,755)	$(172,767)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,566,484	41,285,881

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2021 AND 2020

			Common Stock				Total
	Preferred Stock		Issued and Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2019	—	—	41,285,881	$4,129	$5,311,383	$(4,638,142)	$677,370

Net loss for the year ended May 31, 2020	—	—	—	—	—	(172,767)	(172,767)

Balance, May 31, 2020	—	—	41,285,881	4,129	5,311,383	(4,810,909)	504,603

Shares issued for consulting	—	—	440,000	44	66,356	—	66,400

Shares issued for legal services	—	—	60,000	6	25,194	—	25,200

Shares to be issued for consulting	—	—	160,000	16	47,184	—	47,200

Net loss for the year ended May 31, 2021	—	—	—	—	—	(297,755)	(297,755)

Balance, May 31, 2021	—	—	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,755)	$(172,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,969	10,456
Bad debts	1,061	(959)
Inventory obsolescence	23,714	—
Stock based compensation	138,800	—
Gain on debt forgiveness	(29,333)	—
Intangibles written off	—	474
Non cash lease expense	1,713	1,713
Change in operating assets and liabilities:
Accounts receivable	90,263	(101,654)
Inventory	(226,442)	(23,546)
Prepaid expenses and other current assets	11,278	(10,715)
Deposits	—	(1,428)
Accounts payable and accrued expenses	346,545	96,571
Customer deposits	(21,406)	112,151

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,407	(89,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,408)	(9,230)

NET CASH USED IN INVESTING ACTIVITIES	(15,408)	(9,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	6,300	162,900
Repayment of equipment financing	(3,300)	(3,300)
Advances from a related party	51,907	2,186

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,907	161,786

NET INCREASE IN CASH	87,906	62,852

CASH - Beginning of year	409,031	346,179

CASH - End of year	$496,937	$409,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$500	$1,327
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right of use assets and lease liability	$—	$235,748

See accompanying notes to financial statements.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements for the years ended May 31, 2021 and 2020 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese vendor facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company obtained two loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and one loan under the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Note- 8 Loans payable. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $297,755 and $172,767, respectively, for the years ended May 31, 2021 and 2020.  Additionally, the Company had an accumulated deficit of $5,108,664 at May 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $2,430 and $13,708 at May 31, 2021 and 2020, respectively, consist primarily of cash prepayment to vendors which will amortize within a year.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next twelve months, is classified as non- current inventory.

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $133,396 and $41,424 for the years ended May 31, 2021 and 2020, respectively.

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
MAY 31, 2021 AND 2020

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment loss of $474 as an operating expense in the accompanying financial statements, during the year ended May 31, 2020. The Company did not record any impairment loss during the year ended May 31, 2021.

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
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2021 and 2020, the Company had no potentially dilutive securities outstanding.

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

The Company renewed lease for its corporate headquarters commencing December 1, 2019, under lease agreements classified as an operating lease. Please see Note 10 – ‘Commitments and Contingencies’ under “Leases” below for more information about the Company’s leases.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal year beginning on June 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed above, the Company has adopted the provisions of ASU 2018-07. The Company adopted ASU 2019-08 but, the adoption had no impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective June 1, 2021 and based on its preliminary evaluation it does not believe adoption will have a material impact on its financial statements.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements about fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes the prior requirement to disclose: (a) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted the provisions of ASU 2018-13 effective March 1, 2020 and such adoption did not have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	May 31, 2021	May 31, 2020
Accounts Receivable	$93,756	$184,019
Less: Allowance for doubtful debts	(2,879)	(1,818)
	$90,877	$182,201

The Company recorded bad debt expense of $1,061 and bad debt (recovery) of ($959) during the years ended May 31, 2021 and 2020, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	May 31, 2021	May 31, 2020
Finished Goods	$15,056	$29,839
Raw Materials	$475,796	$258,285
	$490,852	$288,124
Less: Inventory, non-current	$(39,874)	$—
Current Inventory	$450,978	$288,124

At May 31, 2021 and 2020, inventory held at third party locations amounted to $23,401 and $556, respectively. At May 31, 2021 and 2020, there was no inventory in- transit.

During the year ended May 31, 2021, the Company wrote off inventory amounting to $4,558 and created an allowance of $19,156 on slow moving inventory, both included in cost of sales. The Company also reclassed some slow-moving inventory, comprising of bottles and packaging, amounting to $39,874 as non-current inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2021	May 31, 2020
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	29,720
Less:Accumulated Depreciation		(31,263)	(21,294)
		$37,016	$31,577

Depreciation expense amounted to $9,969 and $10,456 for the years ended May 31, 2021 and 2020, respectively.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	May 31, 2021	May 31, 2020
Trade Payables	$436,138	$98,608
Credit Cards	11,115	10,378
Shares to be issued	—	18,313
Other	11,709	1,552
	$458,962	$128,851

During the year ended May 31, 2020, the Company recorded $18,313 as expense and liability for fair market value of shares to be issued to a consultant as remuneration, in the accompanying financials. During the year ended May 31, 2021, the Company entered into a settlement agreement with the consultant and paid him $2,000 as full and final settlement. The gain of $16,313 was recorded in gain on debt settlement, in the accompanying financial statements.

Note 7 – Equipment Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at May 31, 2021 and 2020, the balance outstanding on the loan was $8,800 and $12,100, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $500 and $500, during the years ended May 31, 2021 and 2020, on the loan in the accompanying financial statements.

The amounts of loan payments due in the next five years ended May 31, are as follows:

Total
2022	$3,300
2023	$3,300
2024	$2,200
$8,800

Note 8 – Loans Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan was evidenced by a note dated May 8, 2020, bore interest at an annual rate of 1.0% and matured on May 8, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on November 8, 2020, with all amounts due and payable by the maturity. The Company did not pay any installment of the loan and recorded an accrued interest of $120 on the loan during the year ended May 31, 2021. On March 19, 2021 the loan was forgiven by the US Small Business Administration and the Company recorded a gain on debt forgiveness of $13,020 in the accompanying financials for the forgiveness of principal amount of $12,900 and accrued interest of $120.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 8 – Loans Payable (continued)

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness. The Company recorded an accrued interest of $5,723 and $200, as of May 31, 2021 and 2020, respectively. The Company has not paid any installment of the loan as of May 31, 2021.

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

Loans Payable as of May 31, 2021 and 2020

	2021	2020
Paycheck Protection Program (PPP)	$—	$12,900
Second Draw Paycheck Protection Program (PPP- 2)	6,300	—
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
Total	$156,300	$162,900
Less: Current portion	(4,261)	(5,002)
Non-current portion	$152,039	$157,898

The amounts of loan payments due in the next five years ended May 31, are as follows:

Total
2022	$4,261
2023	$4,519
2024	$4,652
2025	$4,790
2026	$4,573
Thereafter	$133,505
$156,300

Note 9 – Stockholders’ Equity

Shares Authorized

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 9 – Stockholders’ Equity (continued)

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

Common Stock

As of May 31, 2021, 41,945,881 shares of common stock were issued and outstanding.

During the year ended May 31, 2021, in July 2020, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of $16,000, based on the quoted trading price on grant date of $0.08 per share, which expense was recognized immediately.

During the year ended May 31, 2021, the Company issued 240,000 shares to a consultant for investor relation services under an initial three months agreement. The shares were valued at the fair market value of $50,400, based on the quoted trading price on grant date of $0.21 per share, which expense was recognized over the term of the three months period. The agreement automatically renews on a month-to-month basis. The Company also recorded shares to be issued of $47,200 for the fair value of 160,000 shares to be issued to the same consultant for investor relation services performed through May 31, 2021, based on the quoted trading price on each grant date of $0.29 and $0.30 per share.

During the year ended May 31, 2021, the Company recorded $25,200 for 60,000 shares issued to an attorney for past services. The shares were valued at the fair market value, based on the quoted trading price on grant date of $0.42 per share, which expense was recognized immediately.

No stock was issued during the year ended May 31, 2020.

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

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 10 – Commitments and Contingencies (continued)

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the years ended May 31, 2021 and 2020, the Company recorded a lease expense in the amount of $94,235 and $87,748, respectively. As of May 31, 2021, the lease liability balance was $131,801 and the right of use asset balance was $128,375. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2021
Right of use assets	$235,748
Accumulated reduction	(107,373)
Operating lease assets, net	$128,375

Liabilities
Lease liability	$235,748
Accumulated reduction	(103,947)
Total lease liability, net	131,801
Current portion	(84,635)
Non-current portion	47,166

Maturities of operating lease liabilities were as follows as of May 31, 2021:

Operating Lease
2022	$95,947
2023	$48,831
Total	$144,778
Less: Imputed interest	$(12,977)
Present value of lease liabilities	$131,801

Rent expense, prior to the signing of the new lease agreement, amounted to $47,547 for the year ended May 31, 2020. Lease expense amounted to $94,235 and $47,117 for the years ended May 31, 2021 and 2020, respectively.

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of May 31, 2021.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2021 and 2020, the Company had a payable to the officer of $54,304 and $2,396, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2021 and 2020, the Company held cash of approximately $224,395 and $176,210, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2021.

Concentration of Revenue, Product Line, and Supplier

During the year ended May 31, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 34% of the Company’s net sales at 12% and 22%. During the year ended May 31, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 50% of the Company’s net sales at 10% and 40%.

During the year ended May 31, 2021 sales to customers outside the United States represented approximately 24% which consisted of 19% from Canada and 5% from Italy and during the year ended May 31, 2020 sales to customers outside the United States represented approximately 27% which consisted of 20% from Canada and 7% from Italy.

During the year ended May 31, 2021, sales by product line which each represented over 10% of sales consisted of approximately 11% from sales of hair shampoo, 21% from sales of hair shampoo and conditioner and 38% from sale of introductory kit (shampoo, conditioner and treatment spray). During the year ended May 31, 2020, sales by product line which each represented over 10% of sales consisted of approximately 15% from sales of hair shampoo, 40% from sales of hair shampoo and conditioner, 10% from sale of moisturizer and conditioner and 16% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the year ended May 31, sales by product line comprised of the following:

	For the Years ended
Hair Care Products	May 31, 2021	May 31, 2020
Shampoos and Conditioners	85%	85%
Ancillary Products	15%	15%
Total	100%	100%

At May 31, 2021, accounts receivable from four customers represented approximately 83% at 11%, 12%, 25% and 35%; and at May 31, 2020, accounts receivable from one customer represented approximately 69%, respectively.

The Company purchased inventories and products from three vendors totaling approximately $404,512 (89% of the purchases at 19%, 27% and 43%) and one vendor totaling approximately $515,830 (78% of the purchases) during the years ended May 31, 2021 and 2020, respectively.

Note 13 – Income taxes

The Company has incurred aggregate net operating losses of approximately $1,174,532 for income tax purposes as of May 31, 2021. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

REVIV3 PROCARE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2021 AND 2020

Note 13 – Income taxes (continued)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Year Ended May 31,
	2021	2020
Tax benefit computed at statutory rate of 21%	$(65,529)	$(36,281)
State tax benefit of 9%	(25,626)	(15,549)
Change in federal tax rate estimate for prior years	2,096	74,853
Non-deductible expenses: Stock-based compensation	41,640	—
Non deductible expense: Other	7,114
Non taxable: PPP Loan forgiveness gain	(3,906)
Increase (decrease) in valuation allowance	41,211	(23,023)
Net income tax benefit	—	$—

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:

	May 31, 2021	May 31, 2020
Net operating loss carryover	$351,188	$309,977
Less: valuation allowance	(351,188)	(309,977)
Net deferred tax asset	$—	$—

The Company provided a valuation allowance equal to the deferred income tax asset at May 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase (decrease) in the allowance was $41,211 in fiscal 2021 and $(23,023) in fiscal 2020.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

ITEM 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this __th day of August 2021.

REVIV3 PROCARE COMPANY
(the “Registrant”)

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

Signature	Title	Date

/s/Jeff Toghraie	Chairman of the Board of Directors	August __, 2021
Jeff Toghraie

/s/Nancy Hundt	Director	August __, 2021
Nancy Hundt

EXHIBIT INDEX

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
3.1	Amended and Restated Certificate of Incorporation		S-1		3.3	10/6/2017
3.2	Bylaws		S-1		3.2	10/6/2017
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY		S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1		10.1	10/6/2017
10.2	Lease Agreement between Reviv3 Procare Company and the Realty Association Fund VIII, L.P. dated September 28, 2016		S-1/A		10.2	11/17/2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.1
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act	X			31.2
32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act	X			32.1
32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act	X			32.2