Form 10-Q
period 2021-08-31
Reviv3 Procare Co
filed 2021-10-13
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 4, 2021, there were 41,945,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2021

REVIV3 PROCARE COMPANY

CONDENSED BALANCE SHEETS

	August 31, 2021	May 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$522,700	$496,937
Accounts receivable, net	96,347	90,877
Inventory, net	257,340	450,978
Prepaid expenses and other current assets	—	2,430

Total Current Assets	876,387	1,041,222

OTHER ASSETS
Inventory, non-current	39,874	39,874
Property and equipment, net	34,670	37,016
Deposits	16,277	16,277
Right of use assets, net	108,574	128,375

Total Other Assets	199,395	221,542

TOTAL ASSETS	$1,075,782	$1,262,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$380,506	$458,962
Customer deposits	16,818	106,949
Due to related party	62,574	54,304
Equipment payable, current	3,300	3,300
Loan payable, current	15,379	4,261
Lease liability, current	88,065	84,635

Total Current Liabilities	566,642	712,411

LONG-TERM LIABILITIES
Equipment payable	4,675	5,500
Loan payable	150,921	152,039
Lease liability, non-current	23,935	47,166

Total Long-Term Liabilities	179,531	204,705

Total Liabilities	746,173	917,116

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,945,881 shares issued, issuable and outstanding	4,195	4,195
Additional paid-in capital	5,450,117	5,450,117
Accumulated deficit	(5,124,703)	(5,108,664)

Total Stockholders’ Equity	329,609	345,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,075,782	$1,262,764

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	August 31, 2021	August 31, 2020
Sales	$839,272	$268,454

Cost of sales	363,896	136,259

Gross profit	475,376	132,195

OPERATING EXPENSES
Marketing and selling expenses	351,622	70,976
Compensation and related taxes	10,831	7,968
Professional and consulting expenses	63,868	58,110
General and administrative	63,529	63,181

Total Operating Expenses	489,850	200,235

LOSS FROM OPERATIONS	(14,474)	(68,040)

OTHER INCOME (EXPENSE):
Interest income	11	7
Interest expense and other finance charges	(1,576)	(1,236)

Other Income (Expense), Net	(1,565)	(1,229)

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,039)	(69,269)

Provision for income taxes	—	—

NET LOSS	$(16,039)	$(69,269)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	41,945,881	41,377,185

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2021, AND AUGUST 31, 2020
(UNAUDITED)

For the three months ended August 31, 2021

	Preferred Stock		Common Stock Issued and Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net loss for the three months ended August 31, 2021	—	—	—	—	—	(16,039)	(16,039)

Balance, August 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,124,703)	$329,609

For the three months ended August 31, 2020

	Preferred Stock		Common Stock Issued and Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for services	—	—	200,000	20	15,980	—	16,000

Net loss for the three months ended August 31, 2020	—	—	—	—	—	(69,269)	(69,269)

Balance, August 31, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,880,178)	$451,334

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,039)	$(69,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,346	2,564
Bad debts	2,316	574
Stock based compensation	—	16,000
Non-cash lease expense	—	857
Change in operating assets and liabilities:
Accounts receivable	(7,786)	112,831
Inventory	193,638	(217,626)
Prepaid expenses and other current assets	2,430	3,017
Accounts payable and accrued expenses	(78,458)	204,543
Customer deposits	(90,130)	(35,335)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,317	18,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(12,984)

NET CASH USED IN INVESTING ACTIVITIES	—	(12,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	10,000	—
Repayment of equipment financing	(825)	(825)
Advances from a related party	8,271	9,565

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,446	8,740

NET INCREASE IN CASH	25,763	13,912

CASH – Beginning of period	496,937	409,031

CASH – End of period	$522,700	$422,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$500	$125
Income taxes	$—	$—

See accompanying notes to these condensed unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015, as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three months ended August 31, 2021, and 2020 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2021, and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2021. The results of operations for the three months ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $16,039 and $69,269, respectively, for the three months ended August 31, 2021 and 2020.  Additionally, the Company had an accumulated deficit of $5,124,703 at August 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, valuation of lease liabilities and related right of use assets and the fair value of non-cash common stock issuances.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $0 and $2,430 at August 31, 2021, and May 31, 2021, respectively, consist primarily of cash prepayment to vendors which will occur within a year.

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

AUGUST 31, 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers.  This revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $71,677 and $12,621 for the three months ended August 31, 2021 and 2020, respectively.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2021 and 2020.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and non-employee services received in exchange for an award of equity instruments over the period the employee or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2021 and 2020, the Company had no potentially dilutive securities outstanding related to common stock.

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019. The adoption of ASC Topic 842 did not have a material impact on the Company’s financial statements.

The Company renewed lease for its corporate headquarters commencing December 1, 2019, under lease agreements classified as an operating lease. Please see Note 10 – “Leases” below for more information about the Company’s leases.

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

AUGUST 31, 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 effective June 1, 2021 and based on its preliminary evaluation it does not believe adoption had a material impact on its unaudited financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable

Accounts receivable, consisted of the following:

	August 31, 2021	May 31, 2021
Accounts Receivable	$101,542	$93,756
Less: Allowance for doubtful debts	(5,195)	(2,879)
	$96,347	$90,877

The Company recorded bad debt expense of $2,316 and $574 during the three months ended August 31, 2021 and 2020, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	August 31, 2021	May 31, 2021
Finished Goods	$272,852	$15,056
Raw Materials	$24,362	$475,796
	$297,214	$490,852
Less: Inventory, non-current	$(39,874)	$(39,874)
Current Inventory	$257,340	$450,978

At August 31, 2021 and May 31, 2021, inventory held at third party locations amounted to $11,902 and $23,401, respectively. At August 31, 2021 and May 31, 2021, there was no inventory in- transit.

As of August 31, 2021 and May 31, 2021, the Company had an allowance of $19,156 on slow moving inventory. The Company also reclassed some slow-moving inventory, comprising of bottles and packaging, amounting to $39,874 as non-current inventory, as of August 31, 2021 and May 31, 2021.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2021	May 31, 2021
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	45,128
Less:Accumulated Depreciation		(33,609)	(31,263)
		$34,670	$37,016

Depreciation expense amounted to $2,346 and $2,564 for the three months ended August 31, 2021 and 2020, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	August 31, 2021	May 31, 2021
Trade Payables	$366,106	$436,138
Credit Cards	5,476	11,115
Other	8,924	11,709
	$380,506	$458,962

Note 7 – Equipment Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at August 31, 2021 and May 31, 2021, the balance outstanding on the loan was $7,975 and $8,800, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $125 and $125, during the three months ended August 31, 2021 and 2020, on the loan in the accompanying financial statements.

The amounts of loan payments due in the next five years ended August 31, are as follows:

Total
2022	$3,300
2023	$3,300
2024	$1,375
$7,975

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 8 – Loan Payable

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

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for up to $10,000 of loan forgiveness. During the three months ended August 31, 2021, the Company received additional $10,000 under the program. The Company recorded an accrued interest of $7,374 and $5,923, as of August 31, 2021 and May 31, 2021, respectively. The Company has not paid any installment of the loan as of August 31, 2021.

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

	August 31,	May 31,
	2021	2021
Second Draw Paycheck Protection Program (PPP- 2)	$6,300	$6,300
Economic Injury Disaster Loan Program (EIDL)	$160,000	$150,000
Total	$166,300	$156,300
Less: Current portion	$(15,379)	$(4,261)
Non-current portion	$150,921	$152,039

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 8 – Loan Payable (continued)

The amounts of loan payments due in the next five years ended August 31, are as follows:

Total
2022	$15,379
2023	$4,552
2024	$4,686
2025	$4,825
2026	$4,248
Thereafter	$132,610
$166,300

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

Common Stock

As of August 31, 2021, 41,945,881 shares of common stock were issued and outstanding.

No shares were issued during the three month period ended August 31, 2021.

During the three month period ended August 31, 2020, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended August 31, 2021 and 2020, the Company recorded a lease expense in the amount of $23,559 and $23,559, respectively. As of August 31, 2021, the lease liability balance was $112,000 and the right of use asset balance was $108,574. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	August 31, 2021
Right of use assets	$235,748
Accumulated reduction	(127,175)
Operating lease assets, net	$108,574

Liabilities
Lease liability	$235,748
Accumulated reduction	(123,748)
Total lease liability, net	112,000
Current portion	(88,065)
Non-current portion	$23,935

Maturities of operating lease liabilities were as follows as of August 31, 2021:

Operating Lease
Year 1	$96,805
Year 2	24,415
Total	121,220
Less: Imputed interest	(9,220)
Present value of lease liabilities	$112,000

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 10 – Commitments and contingencies (continued)

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of August 31, 2021.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At August 31, 2021 and 2020, the Company had a payable to the officer of $62,574 and $54,304, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2021 and May 31, 2021, the Company held cash of approximately $253,694 and $224,395, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2021.

Concentration of Revenue, Product Line, and Supplier

During the three months ended August 31, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 48% of the Company’s net sales at 14% and 34%. During the three months ended August 31, 2020 sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 63% of the Company’s net sales at 11%, 12%, and 40%.

During the three months ended August 31, 2021 sales to customers outside the United States represented approximately 9% which consisted of sales to Canada and during the three months ended August 31, 2020, sales to customers outside the United States represented approximately 26% which consisted of sales in Canada.

During the three months ended August 31, 2021, sales by product line which each represented over 10% of sales consisted of approximately 11% from sales of hair shampoo, 34% from sales of hair shampoo and conditioner and 35% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three months ended August 31, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 22% from sale of introductory kit (shampoo, conditioner and treatment spray), 12% from prep cleanser and shampoo and 39% from sale of fragrance shampoo and conditioner.

During the three months ended August 31, sales by product line comprised of the following:

	For the Three Months ended
Hair Care Products	August 31, 2021	August 31, 2020
Shampoos and Conditioners	91%	86%
Ancillary Products	9%	14%
Total	100%	100%

At August 31, 2021, accounts receivable from five customers represented approximately 86% at 11%, 12%, 14%, 23% and 26%. At May 31, 2021, accounts receivable from four customers represented approximately 83% at 11%, 12%, 25% and 35%.

The Company purchased inventories and products from two vendors totaling approximately $39,802 (87% of the purchases) and one vendor totaling approximately $250,514 (86% of the purchases) during the three months ended August 31, 2021, and 2020, respectively.

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

Results of Operations

For the Three months Ended August 31, 2021 Compared to the Three months Ended August 31, 2020

Sales for the three months ended August 31, 2021 and August 31, 2020 were $839,272 and $268,454, respectively. Sales for the three months ended August 31, 2021 increased by $570,818 or 213% over the same comparable period in 2020, primarily due to increase in sales generated from our direct to consumer and distribution sales.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended August 31, 2021 and August 31, 2020 was $363,896 and $136,259 respectively. Cost of sales as a percentage of sales for the three months ended August 31, 2021 and August 31, 2020 was 43% and 51%, respectively. Cost of sales as a percentage of sales decreased in 2021 for the respective periods as compared to the same comparable periods in 2020 primarily due to our continued expansion in the direct sales to consumer segment, which has higher profit margins. This reduction in cost of sales was countered by significant increase in freight-out costs due to the increased number of shipments in the direct sales to consumer sales and higher freight in cost due to supply chain constraints.

Gross profit for the three months ended August 31, 2021 and August 31, 2020 was $475,376 and $132,195 respectively. Gross profit as a percentage of sales for the three months ended August 31, 2021 was 57% as compared to 49% for the same comparable period in 2020. The increase in gross profit for the three months ended August 31, 2021 was primarily attributable to the increase sales of products in the traditionally higher margin direct to consumer segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended August 31, 2021 and August 31, 2020 were $489,850 and $200,235, respectively. Operating expenses for the three months ended August 31, 2021 increased in amount by $289,615 or 145% over the comparable period in 2020. This increase is primarily due to increase in marketing and advertising expense to promote the Company’s product line and brand in the direct-to-consumer channels. Operating expenses as a percentage of sales for the three months ended August 31, 2021 and August 31, 2020 were 58% and 75%, respectively.

Other income (expense) consisted of interest income, interest expense and other finance charges. Interest income for the three months ended August 31, 2021 and August 31, 2020 was $11 and $7, respectively. Interest expense and finance changes for the three months ended August 31, 2021 and August 31, 2020 were $1,576 and $1,236, respectively, primarily due to interest expense related to business credit card financing charges.

As a result of the above, we reported a net loss of $16,039 compared to a net loss of $69,269 for the three months ended August 31, 2021 and August 31, 2020, respectively.

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

Operating Activities

Net cash flows provided by operating activities for the three months ended August 31, 2021 was $8,317, attributable to a net loss of $16,039, depreciation of $2,346, bad debt expense of $2,316, and net change in operating assets and liabilities of $19,694 primarily due to increase in accounts receivable and decrease in accounts payable and customer deposits, offset by a decrease in inventory and prepaid expenses. Net cash flows provided by operating activities for the three months ended August 31, 2020 was $18,156, attributable to a net loss of $69,269, depreciation of $2,564, bad debts expense of $574, stock based compensation expense of $16,000, non-cash lease expense of $857, and net change in operating assets and liabilities of $67,430 primarily due to decrease in accounts receivable, prepaid expenses and other current assets, and accounts payable, offset by an increase in inventory, and customer deposits.

Investing Activities

Net cash flows used by investing activities for the three months ended August 31, 2021 and August 31, 2020 was $0 and $12,984 respectively, attributable to purchase of property and equipment during the three-month period ended August 31, 2020.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2021 and August 31, 2020 was $17,446 and $8,740, respectively. For the three months ended August 31, 2021, we received proceeds from loan payable of $10,000 and advances from a related party of $8,271, and repaid $825 towards equipment financing. For the three months ended August 31, 2020, we received advances from a related party of $9,565, and repaid $825 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $25,763 and $13,912 for the three months ended August 31, 2021 and 2020, respectively.

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

Significant Accounting Policies

See the footnotes to our unaudited condensed financial statements for the quarter ended August 31, 2021, included with this quarterly report.

Impact of COVID-19

For over one year, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended August 31, 2021 was limited, in all material respects, to our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of August 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses in our internal control over financial reporting which we identified and previously reported in the Annual Report on Form 10-K for the year ended May 31, 2021: (1) insufficient number of qualified accounting personnel governing the financial close and reporting process, (2) lack of independent directors, and (3) lack of proper segregation of duties.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of August 31, 2021.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended August 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Date: October 13, 2021

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)