Form 10-Q
period 2021-11-30
Reviv3 Procare Co
filed 2022-01-13
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of January 7, 2022, there were 41,945,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2021

REVIV3 PROCARE COMPANY
BALANCE SHEETS

	November 30,	May 31,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$480,850	$496,937
Accounts receivable, net	85,854	90,877
Inventory, net	302,491	450,978
Prepaid expenses and other current assets	15,085	2,430

Total Current Assets	884,280	1,041,222

OTHER ASSETS:
Inventory, non-current	39,130	39,874
Property and equipment, net	32,541	37,016
Deposits	16,277	16,277
Right of use assets, net	88,172	128,375

Total Other Assets	176,120	221,542

TOTAL ASSETS	$1,060,400	$1,262,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$398,216	$458,962
Customer deposits	16,398	106,949
Due to related party	32,927	54,304
Equipment payable, current	3,300	3,300
Loan payable, current	156,300	4,261
Lease liability, current	91,599	84,635

Total Current Liabilities	698,740	712,411

LONG TERM LIABILITIES:
Equipment payable	3,850	5,500
Loan payable	—	152,039
Lease liability, non-current	—	47,166

Total Long Term Liabilities	3,850	204,705

Total Liabilities	702,590	917,116

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,945,881 shares issued, issuable and outstanding as of November 30, 2021 and May 31, 2021, respectively	4,195	4,195
Additional paid-in capital	5,450,117	5,450,117
Accumulated deficit	(5,096,502)	(5,108,664)

Total Stockholders’ Equity	357,810	345,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,400	$1,262,764

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Sales	$493,816	$644,061	$1,333,088	$912,515

Cost of sales	112,800	247,828	476,696	384,087

Gross profit	381,016	396,233	856,392	528,428

OPERATING EXPENSES:
Marketing and selling expenses	269,051	228,828	620,673	299,804
Compensation and related taxes	777	9,835	11,608	17,803
Professional and consulting expenses	55,686	31,369	119,554	89,479
General and administrative	60,739	71,643	124,268	134,824

Total Operating Expenses	386,253	341,675	876,103	541,910

INCOME/(LOSS) FROM OPERATIONS	(5,237)	54,558	(19,711)	(13,482)

OTHER INCOME (EXPENSE):
Gain on loan forgiveness	35,000	—	35,000	—
Interest income	7	12	18	19
Interest expense and other finance charges	(1,569)	(1,467)	(3,145)	(2,703)

Other Income (Expense), Net	33,438	(1,455)	31,873	(2,684)

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	28,201	53,103	12,162	(16,166)

Provision for income taxes	—	—	—	—

NET INCOME/(LOSS)	$28,201	$53,103	$12,162	$(16,166)

NET INCOME/(LOSS) PER COMMON SHARE - Basic and diluted	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,945,881	41,485,881	41,945,881	41,431,236

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2021 AND 2020
(UNAUDITED)

For the six months ended November 30, 2021

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net income for the six months ended November 30, 2021	—	—	—	—	—	12,162	12,162

Balance, November 30, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

For the three months ended November 30, 2021

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,124,703)	$329,609

Net income for the three months ended November 30, 2021	—	—	—	—	—	28,201	28,201

Balance, November 30, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

For the six months ended November 30, 2020

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for services	—	—	200,000	20	15,980	—	16,000

Net loss for the six months ended November 30, 2020	—	—	—	—	—	(16,166)	(16,166)

Balance, November 30, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,827,075)	$504,437

For the three months ended November 30, 2020

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,880,178)	$451,334

Net income for the three months ended November 30, 2020	—	—	—	—	—	53,103	53,103

Balance, November 30, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,827,075)	$504,437

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	November 30,	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$12,162	$(16,166)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation	4,475	5,276
Bad debts	2,316	574
Stock based compensation	—	16,000
Gain on debt forgiveness	(35,000)	—
Non cash lease expense	—	1,713
Change in operating assets and liabilities:
Accounts receivable	2,707	102,647
Inventory	149,231	(35,179)
Prepaid expenses and other current assets	(12,655)	160
Accounts payable and accrued expenses	(60,745)	197,024
Customer deposits	(90,551)	(110,990)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(28,060)	161,059

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(15,408)

NET CASH USED IN INVESTING ACTIVITIES	—	(15,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	35,000	—
Repayment of equipment financing	(1,650)	(1,650)
Advances from (repayments to) a related party	(21,377)	26,466

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,973	24,816

NET INCREASE/(DECREASE) IN CASH	(16,087)	170,467

CASH - Beginning of period	496,937	409,031

CASH - End of period	$480,850	$579,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$500	$250
Income taxes	$—	$—

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and six months ended November 30, 2021, and 2020 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2021, and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2021. The results of operations for the three and six months ended November 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,096,502 at November 30, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $15,085 and $2,430 at November 30, 2021, and May 31, 2021, respectively, consist primarily of cash prepayments to vendors which will be utilized within a year.

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

NOVEMBER 30, 2021

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $50,895 and $41,195 for the three months ended November 30, 2021 and 2020, respectively. Shipping costs included in marketing and selling expense were $122,572 and $53,816 for the six months ended November 30, 2021 and 2020, respectively.

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

NOVEMBER 30, 2021

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the six months ended November 30, 2021 and 2020.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2021 and 2020, the Company had no potentially dilutive securities outstanding related to common stock.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	November 30, 2021	May 31, 2021
Accounts Receivable	$91,049	$93,756
Less: Allowance for doubtful debts	(5,195)	(2,879)
	$85,854	$90,877

The Company recorded bad debt expense of $2,316 and $574 during the six months ended November 30, 2021 and 2020, respectively. The Company recorded bad debt expense of $0 during the three months ended November 30, 2021 and 2020, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

Note 4 – Inventory

Inventory consisted of the following:

At November 30, 2021 and May 31, 2021, inventory held at third party locations amounted to $14,730 and $23,401, respectively. At November 30, 2021 and May 31, 2021, inventory in- transit amounted to $3,450 and $0, respectively.

	November 30, 2021	May 31, 2021
Finished Goods	$20,535	$15,056
Raw Materials	$321,086	$475,796
	$341,621	$490,852
Less: Inventory, non-current	$(39,130)	$(39,874)
Current Inventory	$302,491	$450,978

As of November 30, 2021 and May 31, 2021, the Company had an allowance of $19,156 on slow moving inventory. The Company also reclassed some slow-moving inventory, comprising of bottles and packaging, amounting to $39,130 and $39,874, as non-current inventory, as of November 30, 2021 and May 31, 2021, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2021	May 31, 2021
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	45,128
Less: Accumulated Depreciation		(35,738)	(31,263)
		$32,541	$37,016

Depreciation expense amounted to $2,128 and $2,712 for the three months ended November 30, 2021 and 2020, respectively. Depreciation expense amounted to $4,475 and $5,276 for the six months ended November 30, 2021 and 2020, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	November 30, 2021	May 31, 2021
Trade Payables	$376,725	$436,138
Credit Cards	8,596	11,115
Accrued Interest and Other	12,895	11,709
	$398,216	$458,962

Note 7 – Equipment Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly instalment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at November 30, 2021 and May 31, 2021, the balance outstanding on the loan was $7,150 and $8,800, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $125 and $125, during the three months ended November 30, 2021 and 2020, on the loan in the accompanying financial statements. The Company recorded an interest expense of $250 and $250, during the six months ended November 30, 2021 and 2020, on the loan in the accompanying financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

The amounts of loan payments due in the next three years ended November 30, are as follows:

Total

2022	$3,300
2023	$3,300
2024	$550
$7,150

Note 8 – Loan Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan was evidenced by a note dated May 8, 2020, bore interest at an annual rate of 1.0% and matured on May 8, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on November 8, 2020, with all amounts due and payable by the maturity. The Company did not pay any instalment of the loan and recorded an accrued interest of $120 on the loan during the year ended May 31, 2021. On March 19, 2021 the loan was forgiven by the US Small Business Administration and the Company recorded a gain on debt forgiveness of $13,020.

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable instalments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan are eligible for up to $10,000 of loan forgiveness. The Company received the loan forgiveness for $10,000 during the six months ended November 30, 2021. During the six months ended November 30, 2021, the Company received additional $10,000 under the program. The Company recorded an accrued interest of $8,818 and $5,923, as of November 30, 2021 and May 31, 2021, respectively. The Company has not paid any instalment of the loan as of November 30, 2021 and the loan is currently in default.

On February 7, 2021, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded an accrued interest of $47 and $0, as of November 30, 2021 and May 31, 2021, respectively. The Company has not paid any instalment of the loan as of November 30, 2021 and the loan is currently in default.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

During the six-month period ended November 30, 2021, the Company received $25,000 in grant awards pursuant to the California Small Business Covid-19 Relief Grant Program. This grant was recorded as other income in the accompanying unaudited financial statements as no repayment is required to be made.

	November 30, 2021	May 31, 2021
Second Draw Paycheck Protection Program (PPP- 2)	$6,300	$6,300
Economic Injury Disaster Loan Program (EIDL)	$150,000	$150,000
Total	$156,300	$156,300
Less: Current portion	$(156,300)	$(4,261)
Non-current portion	$—	$152,039

The amounts of loan payments due in the upcoming years ended November 30, are as follows:

Total
2022	$6,504
2023	$4,585
2024	$4,720
2025	$4,861
2026	$3,923
Thereafter	$131,707
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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

Common Stock

As of November 30, 2021, 41,945,881 shares of common stock were issued and outstanding.

No shares were issued during the six months period ended November 30, 2021.

During the six months period ended November 30, 2020, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended November 30, 2021 and 2020, the Company recorded a lease expense in the amount of $23,559 and $23,559, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded a lease expense in the amount of $47,117 and $47,117, respectively. As of November 30, 2021, the lease liability balance was $91,599 and the right of use asset balance was $88,172. A lease term of three years and a discount rate of 12% was used.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

Supplemental balance sheet information related to leases was as follows:

Assets	November 30, 2021
Right of use assets	$235,748
Accumulated reduction	(147,576)
Operating lease assets, net	$88,172

Liabilities
Lease liability	$235,748
Accumulated reduction	(144,149)
Total lease liability, net	91,599
Current portion	(91,599)
Non-current portion	$—

Maturities of operating lease liabilities were as follows as of November 30, 2021:

Operating Lease
Year 1	$97,662
Total	$97,662
Less: Imputed interest	$(6,063)
Present value of lease liabilities	$91,599

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of November 30, 2021.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2021 and May 31, 2021, the Company had a payable to the officer of $32,927 and $54,304, respectively as $21,377 was repaid during the six months ended November 30, 2021. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2021 and May 31, 2021, the Company held cash of approximately $213,766 and $224,395, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2021.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

Concentration of Revenue, Product Line, and Supplier

During the three months ended November 30, 2021 sales to one customer, which represented over 10% of our total sales amounted to approximately 12% of the Company’s net sales. During the six months ended November 30, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 34% of the Company’s net sales at 13% and 21%. During the three months ended November 30, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 50% of the Company’s net sales at 11%, and 39%. During the six months ended November 30, 2020 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 51% of the Company’s net sales at 12%, and 39%.

During the three months ended November 31, 2021, sales to customers outside the United States represented approximately 27% which consisted of sales of 20% from Canada and 7% from Italy. During the six months ended November 30, 2021, sales to customers outside the United States represented approximately 16% which consisted of 13% from Canada and 3% from the EU. During the three months ended November 30, 2020, sales to customers outside the United States represented approximately 14% which consisted of sales of 8% from Canada and 6% from the EU. During the six months ended November 30, 2020, sales to customers outside the United States represented approximately 18% which consisted of 14% from Canada and 4% from the EU.

During the six months ended November 30, 2021, sales by product line which each represented over 10% of sales consisted of approximately 21% from sale of fragrance shampoo and conditioner, 22% from sales of bundled packages and 29% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three months ended November 30, 2021, sales by product line which each represented over 10% of sales consisted of approximately 14% from sales of hair shampoo, 11% from sales of hair moisturizer and conditioner, 18% from sale of introductory kit (shampoo, conditioner and treatment spray) and 39% from sale of bundled packages. During the six months ended November 30, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 32% from sale of introductory kit (shampoo, conditioner and treatment spray) and 37% from sale of fragrance shampoo and conditioner. During the three months ended November 30, 2020, sales by product lines which each represented over 10% of sales consisted of approximately 36% from sale of introductory kit (shampoo, conditioner and treatment spray) and 37% from sale of fragrance shampoo and conditioner.

During the six months ended November 30, sales by product line comprised of the following:

	For the Six Months ended
Hair Care Products	November 30, 2021	November 30, 2020
Shampoos and Conditioners	88%	86%
Ancillary Products	12%	14%
Total	100%	100%

At November 30, 2021, accounts receivable from four customer represented approximately 76% at 12%, 13%, 19%, and 32%. At May 31, 2021, accounts receivable from four customers represented approximately 83% at 11%, 12%, 25% and 35%.

The Company purchased inventories and products from three vendors totaling approximately $121,859 (96% of the purchases at 27%, 48% and 21%) and one vendor totaling approximately $257,810 (74% of the purchases) during the six months ended November 30, 2021 and 2020, respectively. The Company purchased inventories and products from three vendors totaling approximately $71,240 (100% of the purchases at 40%, 42% and 18%) and two vendors totaling approximately $32,582 (67% of the purchases at 39% and 28%) during the three months ended November 30, 2021 and 2020, respectively.

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

Results of Operations

For the Six months Ended November 30, 2021 Compared to the Six months Ended November 30, 2020

Sales for the six months ended November 30, 2021 and November 30, 2020 were $1,333,088 and $912,515, respectively. Sales for the six months ended November 30, 2021 increased by $420,573 or 46% over the same comparable period in 2020, primarily due to increase in sales generated from our direct to consumer and distribution sales.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the six months ended November 30, 2021 and November 30, 2020 was $476,696 and $384,087 respectively. Cost of sales as a percentage of sales for the six months ended November 30, 2021 and November 30, 2020 was 36% and 42%, respectively. Cost of sales as a percentage of sales decreased in 2021 for the respective periods as compared to the same comparable periods in 2020 primarily due to our continued expansion in the direct sales to consumer segment, which has higher profit margins. This reduction in cost of sales was countered by significant increase in freight-out costs due to the increased number of shipments in the direct sales to consumer sales and higher freight in cost due to supply chain constraints.

Gross profit for the six months ended November 30, 2021 and November 30, 2020 was $856,392 and $528,428 respectively. Gross profit as a percentage of sales for the six months ended November was 64% as compared to 58% for the same comparable period in 2020. The increase in gross profit for the six months ended November 30, 2021 was primarily attributable to the increase sales of products in the traditionally higher margin direct to consumer segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the six months ended November 30, 2021 and November 30, 2020 were $876,103 and $541,910, respectively. Operating expenses for the six months ended November 30, 2021 increased in amount by $334,193 or 62% over the comparable period in 2020. This increase is primarily due to increase in marketing and advertising expense to promote the Company’s product line and brand in the direct- to-consumer channels and higher shipping charges. Operating expenses as a percentage of sales for the six months ended November 30, 2021 and November 30, 2020 were 66% and 59%, respectively.

Other income (expense) consisted of gain on loan forgiveness, interest income, interest expense and other finance charges. Interest income for the six months ended November 30, 2021 and November 30, 2020 was $18 and $19, respectively. Interest expense and finance changes for the six months ended November 30, 2021 and November 30, 2020 were $3,145 and $2,703, respectively, primarily due to interest expense related to business credit card financing charges. The Company also received $25,000 pursuant to covid relief grant fund and $10,000 as EIDL loan forgiveness.

As a result of the above, we reported a net profit of $12,162 compared to a net loss of $16,166 for the six months ended November 30, 2021 and November 30, 2020, respectively.

For the Three months Ended November 30, 2021 Compared to the Three months Ended November 30, 2020

Sales for the three months ended November 30, 2021 and November 30, 2020 were $493,816 and $644,061, respectively. Sales for the three months ended November 30, 2021 decreased by $150,245 or 23% over the same comparable period in 2020, primarily due to decrease in sales generated from our distribution channel as a result of supply chain disruptions.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended November 30, 2021 and November 30, 2020 was $112,800 and $247,828 respectively. Cost of sales as a percentage of sales for the three months ended November 30, 2021 and November 30, 2020 was 23% and 38%, respectively. Cost of sales as a percentage of sales decreased in 2021 for the respective periods as compared to the same comparable periods in 2020 primarily due to our continued expansion in the direct sales to consumer segment, which has higher profit margins. This reduction in cost of sales was countered by significant increase in freight-out costs due to the increased number of shipments in the direct sales to consumer sales and higher freight in cost due to supply chain constraints.

Gross profit for the three months ended November 30, 2021 and November 30, 2020 was $381,016 and $396,233 respectively. Gross profit as a percentage of sales for the three months ended November 30, 2021, was 77% as compared to 62% for the same comparable period in 2020. The increase in gross profit for the three months ended November 30, 2021 was primarily attributable to the increase in sales of products in the traditionally higher margin direct to consumer segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended November 30, 2021 and November 30, 2020 were $386,253 and $341,675, respectively. Operating expenses for the three months ended November 30, 2021 increased in amount by $44,578 or 13% over the comparable period in 2020. This increase is primarily due to increase in marketing and advertising expense to promote the Company’s product line and brand in the direct-to-consumer channels and due to increase in delivery charges. Operating expenses as a percentage of sales for the three months ended November 30, 2021 and November 30, 2020 were 78% and 53%, respectively.

Other income (expense) consisted of covid relief fund, interest income, interest expense and other finance charges. Interest income for the three months ended November 30, 2021 and November 30, 2020 was $7 and $12, respectively. Interest expense and finance changes for the three months ended November 30, 2021 and November 30, 2020 were $1,569 and $1,467, respectively, primarily due to interest expense related to business credit card financing charges. The Company received $10,000 in EIDL loan forgiveness and $25,000 as CA relief, pursuant to covid relief activities.

As a result of the above, we reported a net income of $28,201 and $53,103 for the three months ended November 30, 2021 and November 30, 2020, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our initial product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during the fiscal year 2022. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements in the short term. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. We have and will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Cash Flows

Operating Activities

Net cash flows used in operating activities for the six months ended November 30, 2021 was $28,060, attributable to a net income of $12,162, depreciation of $4,475, bad debt expense of $2,316, gain on debt forgiveness of $35,000 and net change in operating assets and liabilities of $12,013 primarily due to decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses, customer deposits and an increase in prepaid expenses. Net cash flows provided by operating activities for the six months ended November 30, 2020 was $161,059, attributable to a net loss of $16,166, depreciation of $5,276, bad debts expense of $574, stock based compensation expense of $16,000, non-cash lease expense of $1,713, and net change in operating assets and liabilities of $153,662 primarily due to a decrease in accounts receivable, prepaid expenses and other current assets and increase in accounts payable and accrued expenses, offset by an increase in inventory and decrease in customer deposits.

Investing Activities

Net cash flows used by investing activities for the six months ended November 30, 2021 and November 30, 2020 was $0 and $15,408 respectively, attributable to purchase of property and equipment during the six-month period ended November 30, 2020.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2021 and 2020, amounted to $11,973 and $24,816, respectively. For the six months ended November 30, 2021, we received $35,000 in covid relief loan funds, we repaid advances from a related party of $21,377 and repaid $1,650 towards equipment financing. For the six months ended November 30, 2020, we received advances from a related party of $26,466, and repaid $1,650 towards equipment financing.

As a result of the activities described above, we recorded a net decrease in cash of $16,087 for the six months ended November 30, 2021 and an increase in cash of $170,467 for the six months ended November 30, 2020.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended November 30, 2021, included with this quarterly report.

Impact of COVID-19

For over one year, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the six months ended November 30, 2021 was limited, in all material respects, on our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of November 30, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of November 30, 2021.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended November 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

REVIV3 PROCARE COMPANY

Date: January 13, 2022

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)