Form 10-Q
period 2022-02-28
Reviv3 Procare Co
filed 2022-04-11
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 11, 2022, there were 41,945,881 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

REVIV3 PROCARE COMPANY
BALANCE SHEETS

	February 28	May 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$445,945	$496,937
Accounts receivable, net	68,813	90,877
Inventory, net	317,012	450,978
Prepaid expenses and other current assets	37,463	2,430

Total Current Assets	869,233	1,041,222

OTHER ASSETS:
Inventory, non-current	39,130	39,874
Property and equipment, net	30,413	37,016
Deposits	16,277	16,277
Right of use assets, net	67,144	128,375

Total Other Assets	152,964	221,542

TOTAL ASSETS	$1,022,197	$1,262,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$434,660	$458,962
Customer deposits	35,043	106,949
Due to related party	61,659	54,304
Equipment payable, current	3,300	3,300
Loan payable, current	156,300	4,261
Lease liability, current	69,714	84,635

Total Current Liabilities	760,676	712,411

LONG TERM LIABILITIES:
Equipment payable	3,025	5,500
Loan payable	—	152,039
Lease liability, non- current	—	47,166

Total Long Term Liabilities	3,025	204,705

Total Liabilities	763,701	917,116

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 41,945,881 shares issued, issuable and outstanding as of February 28, 2022 and May 31, 2021, respectively	4,195	4,195
Additional paid-in capital	5,450,117	5,450,117
Accumulated deficit	(5,195,816)	(5,108,664)

Total Stockholders’ Equity	258,496	345,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,022,197	$1,262,764

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Sales	$476,384	$364,966	$1,809,472	$1,277,480

Cost of sales	134,609	93,491	611,305	477,578

Gross profit	341,775	271,475	1,198,167	799,902

OPERATING EXPENSES:
Marketing and selling expenses	317,981	201,247	938,654	501,051
Compensation and related taxes	3,521	9,065	15,129	26,868
Professional and consulting expenses	56,846	108,132	176,400	197,611
General and administrative	60,928	74,059	185,196	208,881

Total Operating Expenses	439,276	392,503	1,315,379	934,411

LOSS FROM OPERATIONS	(97,501)	(121,028)	(117,212)	(134,509)

OTHER INCOME (EXPENSE):
Gain on debt settlement	—	16,313	35,000	16,313
Interest income	10	12	28	31
Interest expense and other finance charges	(1,823)	(1,757)	(4,968)	(4,461)

Other Income (Expense), Net	(1,813)	14,568	30,060	11,883

LOSS BEFORE PROVISION FOR INCOME TAXES	(99,314)	(106,460)	(87,152)	(122,626)

Provision for income taxes	—	—	—	—

NET LOSS	$(99,314)	$(106,460)	$(87,152)	$(122,626)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,945,881	41,817,566	41,945,881	41,479,141

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2022 AND 2021
(UNAUDITED)

For the nine months ended February 28, 2022

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net loss for the nine months ended February 28, 2022	—	—	—	—	—	(87,152)	(87,152)

Balance, February 28, 2022	—	$—	41,945,881	$4,195	$5,450,117	$(5,195,816)	$258,496

For the three months ended February 28, 2022

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

Net loss for the three months ended February 28, 2022	—	—	—	—	—	(99,314)	(99,314)

Balance, February 28, 2022	—	$—	41,945,881	$4,195	$5,450,117	$(5,195,816)	$258,496

For the nine months ended February 28, 2021

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2020	—	$—	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for services	—	—	440,000	44	66,356	—	66,400

Shares to be issued for services	—	—	—	—	25,200	—	25,200

Net loss for the nine months ended February 28, 2021	—	—	—	—	—	(122,626)	(122,626)

Balance, February 28, 2021	—	$—	41,725,881	$4,173	$5,402,939	$(4,933,535)	$473,577

For the three months ended February 28, 2021

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2020	—	$—	41,485,881	$4,149	$5,327,363	$(4,827,075)	$504,437

Shares issued for services	—	—	240,000	24	50,376	—	50,400

Shares to be issued for services	—	—	—	—	25,200	—	25,200

Net loss for the three months ended February 28, 2021	—	—	—	—	—	(106,460)	(106,460)

Balance, February 28, 2021	—	$—	41,725,881	$4,173	$5,402,939	$(4,933,535)	$473,577

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,152)	$(122,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,603	7,622
Bad debts	3,012	574
Stock based compensation	—	66,400
Gain on debt settlement	(35,000)	(16,313)
Non cash lease expense	—	1,714
Change in operating assets and liabilities:
Accounts receivable	19,052	89,683
Inventory	134,710	(13,399)
Prepaid expenses and other current assets	(35,033)	(64,513)
Accounts payable and accrued expenses	(24,303)	236,094
Lease liability	(857)	—
Customer deposits	(71,905)	(111,024)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(90,873)	74,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(15,408)

NET CASH USED IN INVESTING ACTIVITIES	—	(15,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	35,000	6,300
Repayment of equipment financing	(2,475)	(2,475)
Advances from a related party, net	7,356	20,406

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,881	24,231

NET INCREASE/(DECREASE) IN CASH	(50,992)	83,035

CASH - Beginning of period	496,937	409,031

CASH - End of period	$445,945	$492,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$375	$375
Income taxes	$—	$—

See accompanying notes to these unaudited financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements for the three and nine months ended February 28, 2022, and 2021 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2021. The results of operations for the three and nine months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,195,816 at February 28, 2022. Additionally, the Company incurred a net loss of $87,152 and net cash used in operations of $90,873 for the nine months ended February 28, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $37,463 and $2,430 at February 28, 2022, and May 31, 2021, respectively, consist primarily of cash prepayments to vendors which will be utilized within a year.

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

FEBRUARY 28, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers. This revenue recognition standard has a five steps process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $47,894 and $36,853 for the three months ended February 28, 2022 and 2021, respectively. Shipping costs included in marketing and selling expense were $170,466 and $90,669 for the nine months ended February 28, 2022 and 2021, respectively.

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

FEBRUARY 28, 2022

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the nine months ended February 28, 2022 and 2021.

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 28, 2022 and 2021, the Company had no potentially dilutive securities outstanding related to common stock.

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

FEBRUARY 28, 2022

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

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	February 28, 2022	May 31, 2021
Accounts Receivable	$74,704	$93,756
Less: Allowance for doubtful debts	(5,891)	(2,879)
	$68,813	$90,877

The Company recorded bad debt expense of $3,012 and $574 during the nine months ended February 28, 2022 and 2021, respectively. The Company recorded bad debt expense of $696 and $0 during the three months ended February 28, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

Note 4 – Inventory

Inventory consisted of the following:

At February 28, 2022 and May 31, 2021, inventory held at third party locations amounted to $17,179 and $23,401, respectively. At February 28, 2022 and May 31, 2021, there was no inventory in- transit.

	February 28, 2022	May 31, 2021
Finished Goods	$9,735	$15,056
Raw Materials	$346,407	$475,796
	$356,142	$490,852
Less: Inventory, non-current	$(39,130)	$(39,874)
Current Inventory	$317,012	$450,978

As of February 28, 2022 and May 31, 2021, the Company had an allowance of $19,156 on slow moving inventory. The Company also reclassed some slow-moving inventory, comprising of bottles and packaging, amounting to $39,130 and $39,874, as non-current inventory, as of February 28, 2022 and May 31, 2021, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 28, 2022	May 31, 2021
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	45,128
Less: Accumulated Depreciation		(37,866)	(31,263)
		$30,413	$37,016

Depreciation expense amounted to $2,128 and $2,712 for the three months ended February 28, 2022 and 2021, respectively. Depreciation expense amounted to $6,603 and $7,622 for the nine months ended February 28, 2022 and 2021, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	February 28, 2022	May 31, 2021
Trade Payables	$410,560	$436,138
Credit Cards	7,622	11,115
Accrued Interest and Other	16,478	11,709
	$434,660	$458,962

Note 7 – Equipment Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly instalment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at February 28, 2022 and May 31, 2021, the balance outstanding on the loan was $6,325 and $8,800, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $125 and $125, during the three months ended February 28, 2022 and 2021, on the loan in the accompanying financial statements. The Company recorded an interest expense of $375 and $375, during the nine months ended February 28, 2022 and 2021, on the loan in the accompanying financial statements.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

The amounts of loan payments due in the next two years ended February 28, are as follows:

Total

2022	$3,300
2023	$3,025

$6,325

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

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the loan are eligible for up to $10,000 of loan forgiveness. The Company received a loan forgiveness for $10,000 during the nine months ended February 28, 2022. During the nine months ended February 28, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded an accrued interest of $10,254 and $5,923, as of February 28, 2022 and May 31, 2021, respectively. The Company has not paid any instalment of the loan as of February 28, 2022 and the loan is currently in default.

On February 7, 2021, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded an accrued interest of $62 and $0, as of February 28, 2022 and May 31, 2021, respectively. The Company has not paid any instalment of the loan as of February 28, 2022 and the loan is currently in default.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

During the nine-month period ended February 28, 2022, the Company received $25,000 in grant awards pursuant to the California Small Business Covid-19 Relief Grant Program. This grant was recorded as other income in the accompanying unaudited financial statements as no repayment is required to be made.

	February 28, 2022	May 31, 2021
Second Draw Paycheck Protection Program (PPP- 2)	$6,300	$6,300
Economic Injury Disaster Loan Program (EIDL)	$150,000	$150,000
Total	$156,300	$156,300
Less: Current portion	$156,300	$4,261
Non-current portion	$—	$152,039

The amounts of loan payments due in the upcoming years ended February 28, are as follows:

Total
2022	$7,638
2023	$4,618
2024	$4,755
2025	$4,897
2026	$3,597
Thereafter	$130,795
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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

Common Stock

As of February 28, 2022, 41,945,881 shares of common stock were issued and outstanding.

No shares were issued during the nine months period ended February 28, 2022.

During the nine months period ended February 28, 2021, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

During the nine months ended February 28, 2021, the Company issued 240,000 shares to a consultant for services. The shares were valued at the fair market value of the $50,400, which expense was recognized over the term of the services. The Company recognized $25,200 as expense during the nine months ended February 28, 2021 and the balance $25,200 was recognized as a prepayment.

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended February 28, 2022 and 2021, the Company recorded a lease expense in the amount of $23,559 and $23,559, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded a lease expense in the amount of $70,676 and $70,676, respectively. As of February 28, 2022, the lease liability balance was $69,714 and the right of use asset balance was $67,144. A lease term of three years and a discount rate of 12% was used.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

Supplemental balance sheet information related to leases was as follows:

Assets	February 28, 2022
Right of use assets	$235,748
Accumulated reduction	(168,604)
Operating lease assets, net	$67,144

Liabilities
Lease liability	$235,748
Accumulated reduction	(166,034)
Total lease liability, net	69,714
Current portion	(69,714)
Non-current portion	$—

Maturities of operating lease liabilities were as follows as of February 28, 2022:

Operating Lease
Year 1	$73,246
Total	$73,246
Less: Imputed interest	$(3,532)
Present value of lease liabilities	$69,714

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of February 28, 2022.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 28, 2022 and May 31, 2021, the Company had a payable to the officer of $61,659 and $54,304, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 28, 2022 and May 31, 2021, the Company held cash of approximately $178,491 and $224,395, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 28, 2022.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

Concentration of Revenue, Product Line, and Supplier

During the three months ended February 28, 2022 sales to one customer, which represented over 10% of our total sales amounted to approximately 20% of the Company’s net sales. During the nine months ended February 28, 2022 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 31% of the Company’s net sales at 15% and 16%. During the three months ended February 28, 2021 sales to one customer, which each represented over 10% of our total sales, aggregated to approximately 17% of the Company’s net sales. During the nine months ended February 28, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 41% of the Company’s net sales at 28%, and 13%.

During the three months ended February 28, 2022, sales to customers outside the United States represented approximately 19% which consisted of sales from Canada. During the nine months ended February 28, 2022, sales to customers outside the United States represented approximately 17% which consisted of 15% from Canada and 2% from the EU. During the three months ended February 28, 2021, sales to customers outside the United States represented approximately 35% which consisted of sales of 27% from Canada, 7% from Italy and 1% from United Kingdom during the nine months ended February 28, 2021, sales to customers outside the United States represented approximately 22% which consisted of 17% from Canada and 5% from Italy.

During the nine months ended February 28, 2022, sales by product line which each represented over 10% of sales consisted of approximately 16% from sale of fragrance shampoo and conditioner, 27% from sales of bundled packages, 10% from sales of prep shampoo and conditioner and 27% from sale of introductory kit (shampoo, conditioner and treatment spray). During the three months ended February 28, 2022, sales by product line which each represented over 10% of sales consisted of approximately 10% from sales of hair moisturizer and conditioner, 13% from sales of prep cleanser and shampoo, 19% from sale of introductory kit (shampoo, conditioner and treatment spray) and 42% from sale of bundled packages. During the nine months ended February 28, 2021, sales by product lines which each represented over 10% of sales consisted of approximately 35% from sale of introductory kit (shampoo, conditioner and treatment spray) and 28% from sale of fragrance shampoo and conditioner. During the three months ended February 28, 2021, sales by product lines which each represented over 10% of sales consisted of approximately 43% from sale of introductory kit (shampoo, conditioner and treatment spray), 19% from sale of prep cleanser and shampoo and 11% from sale of moisturizer and conditioner.

During the nine months ended February 28, sales by product line comprised of the following:

	For the Nine Months ended
Hair Care Products	February 28, 2022	February 28, 2021
Shampoos and Conditioners	86%	86%
Ancillary Products	14%	14%
Total	100%	100%

At February 28, 2022, accounts receivable from four customers represented approximately 91% at 10%, 22%, 18%, and 41%. At May 31, 2021, accounts receivable from four customers represented approximately 83% at 11%, 12%, 25% and 35%.

The Company purchased inventories and products from four vendors totaling approximately $342,310 (97% of the purchases at 10%, 23%, 30% and 34%) and three vendors totaling approximately $241,805 (84% of the purchases at 42%, 27% and 15%) during the nine months ended February 28, 2022 and 2021, respectively. The Company purchased inventories and products from three vendors totaling approximately $150,715 (94% of the purchases at 21%, 47% and 26%) and two vendors totaling approximately $180,626 (96% of the purchases at 55% and 41%) during the three months ended February 28, 2022 and 2021, respectively.

Note 13 – Subsequent Events

Subsequent to the period, on March 21, 2022, the Board adopted a stock option plan to grant 5,000,000 shares of Common Stock to officers and key employees of the corporation.

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

Results of Operations

For the Nine months Ended February 28, 2022 Compared to the Nine months Ended February 28, 2021

Sales for the nine months ended February 28, 2022 and 2021 were $1,809,472 and $1,277,480, respectively. Sales for the nine months ended February 28, 2022 increased by $531,992 or 42% over the same comparable period in 2021, primarily due to increase in sales generated from our direct- to-consumer sales.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the nine months ended February 28, 2022 and 2021 was $611,305 and $477,578 respectively. Cost of sales as a percentage of sales for the nine months ended February 28, 2022 and 2021 was 34% and 37%, respectively. Cost of sales as a percentage of sales decreased in 2022 for the respective periods as compared to the same comparable periods in 2021 primarily due to our continued expansion in the direct sales to consumer segment, which has higher profit margins. This reduction in cost of sales was countered by higher freight in cost due to supply chain constraints.

Gross profit for the nine months ended February 28, 2022 and 2021 was $1,198,167 and $799,902 respectively. Gross profit as a percentage of sales for the nine months ended February 28, 2022 was 66% as compared to 63% for the same comparable period in 2021. The increase in gross profit for the nine months ended February 28, 2022 was primarily attributable to the increase sales of products in the traditionally higher margin direct to consumer segment.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the nine months ended February 28, 2022 and 2021 were $1,315,379 and $934,411, respectively. Operating expenses for the nine months ended February 28, 2022 increased in amount by $380,968 or 41% over the comparable period in 2021. This increase is primarily due to increase in marketing and advertising expense to promote the Company’s product line and brand in the direct- to-consumer channels and higher shipping charges. Operating expenses as a percentage of sales for the nine months ended February 28, 2022 and 2021 remained constant at 73%.

Other income (expense) consisted of gain on loan forgiveness, interest income, interest expense and other finance charges. Interest income for the nine months ended February 28, 2022 and 2021 was $28 and $31, respectively. Interest expense and finance changes for the nine months ended February 28, 2022 and 2021 were $4,968 and $4,461, respectively, primarily due to interest expense related to business credit card financing charges. The Company also received $25,000 pursuant to covid relief grant fund and $10,000 as EIDL loan forgiveness.

As a result of the above, we reported a net loss of $87,152 compared to a net loss of $122,626 for the nine months ended February 28, 2022 and 2021, respectively.

For the Three months Ended February 28, 2022 Compared to the Three months Ended February 28, 2021

Sales for the three months ended February 28, 2022 and 2021 were $476,384 and $364,966, respectively. Sales for the three months ended February 28, 2022 increased by $111,418 or 31% over the same comparable period in 2021, primarily due to increase in sales generated from our direct to consumer and distribution sales.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended February 28, 2022 and 2021 was $134,609 and $93,491 respectively. Cost of sales as a percentage of sales for the three months ended February 28, 2022 and 2021 was 28% and 26%, respectively. Cost of sales as a percentage of sales increased in 2022 for the respective periods as compared to the same comparable periods in 2021. This increase in cost of sales was primarily due to increase in freight-out costs due to the increased number of shipments in the direct sales to consumer sales and higher freight in cost due to supply chain constraints.

Gross profit for the three months ended February 28, 2022 and 2021 was $341,775 and $271,475 respectively. Gross profit as a percentage of sales for the three months ended February 28, 2022, was 72% as compared to 74% for the same comparable period in 2021. The decrease in gross profit for the three months ended February 28, 2022 was primarily attributable to the increase in freight in cost due to supply chain constraints.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended February 28, 2022 and 2021 were $439,276 and $392,503, respectively. Operating expenses for the three months ended February 28, 2022, increased in amount by $46,773 or 12% over the comparable period in 2021. This increase is primarily due to increase in marketing and advertising expense to promote the Company’s product line and brand in the direct- to-consumer channels and due to increase in delivery charges. Operating expenses as a percentage of sales for the three months ended February 28, 2022 and 2021 were 92% and 108%, respectively.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the three months ended February 28, 2022 and 2021 was $10 and $12, respectively. Interest expense and finance changes for the three months ended February 28, 2022 and 2021 were $1,823 and $1,757, respectively, primarily due to interest expense related to business credit card financing charges. The Company recognized $16,313 gain on debt forgiveness during the three months ended February 28, 2021. There was no such gain recognized for the same comparable period in the current year.

As a result of the above, we reported a net loss of $99,314 and $106,460 for the three months ended February 28, 2022 and 2021, respectively.

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

Cash Flows

Operating Activities

Net cash flows used in operating activities for the nine months ended February 28, 2022 was $90,873, attributable to a net loss of $87,152, depreciation of $6,603, bad debt expense of $3,012, gain on debt forgiveness of $35,000 and net change in operating assets and liabilities of $21,665 primarily due to decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses, customer deposits and an increase in prepaid expenses. Net cash flows provided by operating activities for the nine months ended February 28, 2021 was $74,212, attributable to a net loss of $122,626, gain on debt forgiveness of $16,313, depreciation of $7,622, bad debts expense of $574, stock based compensation expense of $66,400, non-cash lease expense of $1,714, and net change in operating assets and liabilities of $136,841 primarily due to a decrease in accounts receivable and increase in accounts payable, offset by an increase in inventory and prepaid expenses and other current assets and decrease in customer deposits.

Investing Activities

Net cash flows used by investing activities for the nine months ended February 28, 2022 and 2021 was $0 and $15,408 respectively, attributable to purchase of property and equipment during the nine-month period ended February 28, 2021.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2022 and 2021, amounted to $39,881 and $24,231, respectively. For the nine months ended February 28, 2022, we received $35,000 in covid relief loan funds, we received advances from a related party of $7,356 and we repaid $2,475 towards equipment financing. For the nine months ended February 28, 2021, we received advances from a related party of $20,406, proceeds from loan payable of $6,300 and repaid $2,475 towards equipment financing.

As a result of the activities described above, we recorded a net decrease in cash of $50,992 for the nine months ended February 28, 2022 and an increase in cash of $83,035 for the nine months ended February 28, 2021.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended February 28, 2022, included with this quarterly report.

Impact of COVID-19

For over two years, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the nine months ended February 28, 2022 was limited, in all material respects, on our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 28, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of February 28, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. Please refer to our registration statement under Form S-1 for more information regarding risks related to the securities of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended February 28, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Date: April 11, 2022

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)