Form 10-K
period 2022-05-31
Reviv3 Procare Co
filed 2022-08-25
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-56351

REVIV3 PROCARE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue, Unit 5,

El Monte, CA 91731

(Address of Principal Executive Offices, including zip code)

(888) 638-8883

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act: Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

YES ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

As of November 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,737,432. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 8, 2022
Common Stock	114,969,774

Documents incorporated by reference: None

-i-

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which were subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, as well as the potential impact on our vendors in China; the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Ukraine-Russia conflict and ongoing impact of COVID-19, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to raise additional funds or obtain other forms of financing on acceptable terms, or at all; our ability to repay our outstanding loans; our ability to successfully implement and achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict and the COVID-19 pandemic; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; and implementation of environmental remediation matters.

When used in this Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “could,” “would,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.

We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, Reviv3 Procare Company (“Reviv3 Procare,” the “Company,” “we,” “us,” and “our”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

-ii-

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Reviv3 Procare is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands, and has adopted and used the trademark products for distribution throughout the United States, Canada, Europe and Asia pursuant to the terms of 12 exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. The Company purchased inventories and products from four vendors totaling approximately $343,015 (97% of the purchases at 10%, 23%, 30% and 34%) during the year ended May 31, 2022. Currently, we produce 7 products with 16 separate stock keeping units (“SKUs”) and plan to expand our product lines over the next 12 months.

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

On May 1, 2022, Reviv3 Procare Company entered into an Asset Purchase Agreement with Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of Axil consisting of ear plugs and ear muffs, and Axil’s ear bud business. These businesses constituted substantially all of the business operations of Axil. The acquisition did not include Axil’s hearing aid line of business, which Axil will continue to operate following the completion of the acquisition. The acquisition was completed subsequently on June 16, 2022.

AXIL creates high-tech hearing and audio innovations to provide cutting-edge solutions for people with varied applications across many industries. AXIL designs, innovates, engineers, manufactures, markets and services specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. AXIL distributes its products through direct-to-consumer eCommerce channels and local, regional, and national retail chains. AXIL serves the sporting goods market, military, federal agents, law enforcement, tactical, fitness, outdoor, industrial, sporting, and stadium events. AXIL focuses primarily on US markets, followed by Canada, Europe, Australia, New Zealand, and Africa.

Competition

Hair care and cosmetics markets are highly competitive and there are many companies offering similar products in the market today. We believe we are able to compete directly with these companies and products by offering quality products which will distinguish our performance and develop brand loyalty.

Top Brands/Market Leaders

●	Nioxin: https://www.nioxin.com

●	PhytoWorx

●	Keranique: https://keranique.com

●	Ultrax Labs: https://ultraxlabs.com

Large Names

●	Aveda Invati: http://www.aveda.com

●	Propecia (Merck & Co.) http://www.merck.com

●	Bosley: https://www.bosley.com

●	Dr. Reddy’s Laboratories-Mintop

Other Competitors

●	Mediceutical Labs

●	Lipogaine: http://www.lipogaine.com

●	Just Natural: http://www.justnaturalskincare.com

●	Revita: https://www.dslaboratories.com

●	Majestic Pure: https://majesticpure.com

●	Zenagen: http://www.zenagen.com

●	Kevin Murphy: http://kevinmurphy.com.au

●	PURA D’OR https://www.purador.com

●	Procerin

●	FoliRevita

●	Kroning’s Signature

●	Neugaine

●	Hairgenics

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

Governmental Regulation

Currently there are no governmental regulations which materially affect our operations.

Customers

Two customers accounted for 15% and 16%, respectively, of our net sales in the year ended May 31, 2022. No other individual customer accounted for 10% or more of our net sales in the year ended May 31, 2022. We expect that these two customers along with small number of other customers, will, in the aggregate, continue to account for a large portion of our net sales in the future. As is customary in the industry, none of our customers is under any obligation to continue purchasing products from us in the future.

The beauty industry is known to be resilient during economic downturns - even faring well during the Great Recession of 2008. Though consumers tend to be more price conscious during those times, they do not stop spending. In today’s environment of rising per capita incomes, the beauty business continues to be booming, although sales may be negatively impacted by rising inflation and associated decreased consumer discretionary spending.

The global hair care market size is projected to reach $111.98 billion by 2026, exhibiting a compound annual growth rate (“CAGR”) of 5.2% during the forecast period. Rising incidence of hair problems in urban areas is expected to be the central growth driver for the hair maintenance market, finds Fortune Business Insights™ in its recent report, titled ”Hair Care Market Size, Share & Industry Analysis, By Products (Hair Colorants, Shampoo, Conditioner, Hair Oil, and Others), By Distribution Channel (Supermarket/ Hypermarkets, Specialty Stores, Online Stores, and Others), and Regional Forecast, 2019 – 2026”. Urban spaces are a hotbed for pollution and extreme weather changes, which has led to long-term health hazards for humans and for the environment. Compounding to this is the expanding number of people in the working age group of 15 to 60 years, which has raised the overall stress quotient in big cities. A study published in the Journal of Clinical and Diagnostic Research in 2018 revealed that 60.3% of the working-class males reported that they are suffering from a hair loss problem, while 17.1% said that have a dandruff problem. Thus, growing prevalence of hair-related issues is emerging as one of the leading hair care market trends. The report states that the value of this market stood at $75.33 billion in 2018.

We obtained the statistical data, market data and other industry data and forecasts described in this report from publicly available information, including industry publications. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical data, industry data and forecasts are reliable, we have not independently verified the data. We have not sought the consent of the sources to refer to their reports appearing or incorporated by reference in this report. We did not commission any third party for collecting or providing data used in this report.

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

Employees

We currently have eight (8) full time employees, including our officers and a director. There are no formal employment agreements in place. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We have currently engaged seventeen (17) individuals as outside consultants for sales, marketing and design. No formal agreements are in place.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have recently implemented a stock options plan in order to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The safety, health and wellness of our employees is a top priority.

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

Impact of COVID-19

During the year ended May 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended May 31, 2022, was limited, in all material respects, but we did experience some impact due to the government mandated measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in efforts to mitigate the spread of COVID-19.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our future operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors, as well as within our vendors’ facilities. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

Our Office and Corporate History

Our principal executive office is located at 9480 Telstar Avenue, El Monte, CA 91731. Our telephone number is (888) 638-8883. Reviv3 Procare Company was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC, which was organized on July 31, 2013. We maintain a website at reviveprocare.com, the contents of which are not part of or incorporated by reference into this Form 10-K or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently lease approximately 7,200 square feet of office and warehouse space at 9480 Telstar Avenue, Unit 5, El Monte, CA 91731 as our principal offices. We lease our offices pursuant to a written lease dated in September 2019. The term of our lease is from December 1, 2019 and expires on December 31, 2022.  Our current monthly base rent is $7,852. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain products. The Company has retained counsel and intends to vigorously defend the allegations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of May 31, 2022, the Company’s common stock was quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “RVIV.” The trading volume for our common stock is relatively limited. An active trading market may not continue to provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future. No assurance can be given that an active trading market for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended May 31, 2022, and 2021, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
August 31, 2020	0.24	0.0049
November 30, 2020	0.2499	0.075
February 28, 2021	0.62	0.0801
May 31, 2021	0.8749	0.201
August 31, 2021	0.5275	0.2001
November 30, 2021	0.325	0.1011
February 28, 2022	0.20	0.10
May 31, 2022	0.30	0.0551

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on the trading price of the Company’s common stock.

Securities outstanding and holders of record

On May 31, 2022, the total common shares issued and outstanding were 41,945,881 and we had 93 shareholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. There are no dividend restrictions that limit our ability to pay cash dividends on our common stock in our Articles of Incorporation or Bylaws, except that no dividends or other distributions may be declared or paid on the common stock unless and until dividends at the same rate have been paid or declared and set apart upon our outstanding Series A Preferred Stock.

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

Stock Transfer Agent

West Coast Stock Transfer

721 N. Vulcan Ave. Ste. 106

Encinitas, CA 92024.

(619) 664-4780

www.westcoaststocktransfer.com

Recent Sales of Unregistered Securities

On May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, upto 5,300,000 shares of common stock, at an exercise price of $0.09 per share, which have an expiration date of April 20, 2032. These options were issued pursuant to an exemption from the registration requirements of the Securities Act, as provided by Rule 701, Regulation D and/or Section 4(a)(2) of the Securities Act, as applicable.

ITEM 6. [RESERVED]

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

Significant Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions described below and in Note 2 to the consolidated financial statements may involve a higher degree of judgment and complexity than others.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $182,903 and $297,755, respectively, for the years ended May 31, 2022 and 2021. Additionally, the Company had an accumulated deficit of $5,291,567 at May 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

For the years ended May 31, 2022 and 2021

Our results of operations are summarized below.

	Year Ended May 31, 2022	Year Ended May 31, 2021
Net sales	$2,336,257	$1,633,609
Cost of sales	$828,586	$599,701
Gross profit	$1,507,671	$1,033,908
Total operating expenses	$1,719,074	$1,354,962
Loss from operations	$(211,403)	$(321,054)
Net loss	$(182,903)	$(297,755)

Net sales increased by $702,648 or 43% for the year ended May 31, 2022, as compared to the year ended May 31, 2021, primarily due to the increase in our direct sales to consumer segment.

Cost of sales includes primarily the cost of products and freight-in costs. For the year ended May 31, 2022, the overall cost of sales increased by $228,885 or 38.2%, as compared to the comparable period in 2021. Cost of sales as a percentage of net revenues for the year ended May 31, 2022 was 35.5% as compared to 36.7% for the comparable period in 2021. The overall decrease in cost of sales, as a percentage of sales, is primarily attributable to the Company’s increased efficiencies in procurement and manufacturing systems, and reduction in product cost.

Gross profit, as a percentage of sales, for the years ended May 31, 2022 and 2021 was 64.5% and 63.3%, respectively. The increase in gross profit, as a percentage of sales, is primarily attributable to our continued increased focus on the direct sales to consumer channels, which have higher margins.

Operating expenses for the years ended May 31, 2022 and 2021 were $1,719,074 and $1,354,962, respectively. Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses as a percentage of net revenues for the year ended May 31, 2022 were 73.6% as compared to 82.9% for the comparable period in 2021. Operating expenses increased by $364,112 or 26.9% primarily due to an increase in advertising and marketing expenses by $469,249 for displaying our products through our advertising platforms, increased delivery charges and cost of independent marketing contractors, partially offset by a decrease in professional and consulting services by $73,398. Other than an increase in advertising costs, which were aimed at procuring more customers, and reduction in consulting costs, the other operating expenses were fairly consistent.

Liquidity and Capital Resources

For the Years ended May 31, 2022 and 2021

The following table provides detailed information about our net cash flows:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Cash Flows
Net cash provided by (used in) operating activities	$(126,055)	$48,407
Net cash used in investing activities	-	(15,408)
Net cash provided by financing activities	2,849	54,907
Net change in cash	$(123,206)	$87,906

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during fiscal year 2023. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan and to ultimately achieve profitable operations. Management may consider various options to raise capital, which may not be available on reasonable terms, if at all. There can be no assurances that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

For the Years ended May 31, 2022 and 2021

Net cash used in operating activities for the year ended May 31, 2022 was $126,055, attributable to a net loss of $182,903 offset by non-cash items such as depreciation expense of $7,871, bad debts of $6,941, inventory write-off of $71,481, stock-based compensation of $21,967 and increase in non-cash gain on debt settlement of $35,000. The net loss was increased by a net decrease in operating assets and liabilities of $16,411 primarily due to increase in accounts receivable and decrease in customer deposits offset by a decrease in inventory purchases.

Net cash provided by operating activities for the year ended May 31, 2021 was $48,407, attributable to a net loss of $297,755 offset by non-cash items such as depreciation expense of $9,969, bad debts of $1,061, inventory write-off of $23,714, stock-based compensation of $138,800, non-cash lease expense of $1,713 and increase in non-cash gain on debt settlement of $29,333. The net loss was offset by a net increase in operating assets and liabilities of $200,238 primarily due to increase in accounts payable and collection of receivables offset by an increase in inventory purchases and decrease in customer deposits.

Investing Activities

For the Years ended May 31, 2022 and 2021

The Company did not invest any money in the purchase of property and equipment during the year ended May 31, 2022.

Net cash used in investing activities for the year ended May 31, 2021 was $15,408 primarily due to the purchase of property and equipment of $15,408.

Financing Activities

For the Years ended May 31, 2022 and 2021

Net cash provided by financing activities for the year ended May 31, 2022 was $2,849 primarily attributable to the cash proceeds of $35,000 of grants received from US Small Business Administration pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), offset by payments to a related party of $28,851 and repayment of equipment financing of $3,300.

Net cash provided by financing activities for the year ended May 31, 2021 was $54,907 primarily attributable to the cash proceeds of $6,300 of loans received from US Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act, advances received from a related party of $51,907, and repayment of equipment financing of $3,300.

As of May 31, 2022, we had the following secured loans outstanding, both of which were administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000 and a loan received pursuant to the PPP in the amount of $6,300. The Company has not paid any installments on either loan, and as of May 31, 2022 and currently, both loans are in default.

During June 2022, we made an acquisition of a business Axil & Associated Brands Corp., a leader in hearing protection and enhancement products for the acquisition of both the hearing protection business of Axil consisting of ear plugs and ear muffs, and Axil’s ear bud business. We purchased the business pursuant to issuances of common stock and preferred stock. We hope to increase our operating cash flows with the added revenue stream.

We are dependent on our product sales to fund our operations and will require additional capital in the future, such as pursuant to the sale of additional common stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, pursuant to a voting agreement, effective June 16, 2022, with Axil and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. There can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We have not located any sources for additional funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on our assessment, we believe that as of May 31, 2022, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

The Company hired additional accounting personnel to govern the financial close and reporting process. Except as set forth herein, there were no changes in our internal control over financial reporting during the fourth fiscal quarter ended May 31, 2022, which have affected or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until their earlier death, resignation or removal. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and directors are set forth below:

NAME	AGE	POSITION
Jeff Sasan Toghraie	55	Chief Executive Officer and Chairman

Christopher Go	49	Chief Financial Officer and Secretary

Jeff Brown	40	Chief Operating Officer

Donald Starace	68	President

Nancy Hundt	54	Director

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

Christopher Go –Chief Financial Officer and Secretary

Christopher Go has served as our Chief Financial Officer since April 9, 2019 and Corporate Secretary since 2015.  From 2009-2012, Mr. Go was the Vice-President of Operations for TEN Media, a funded food safety & traceability platform involving Walmart, Safeway, Cal-Marine, Dutch Farms, USDA, FDA & Yucaipa Companies. From 1996-1998, Mr. Go was staff architect for WAT&G.

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

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which the aforementioned individuals are involved. To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board of Directors currently consists of two directors, one of whom is female.

We do not have any standing audit, nominating or compensation committees of the board of directors, or committees performing similar functions. We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting a Code of Ethics as our Company continues to develop. All Board actions have been taken by Written Action rather than formal meetings.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on the board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert due to the inability to attract such a person. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive for the Company. Further, because we are expanding our commercial operations at the present time, we believe the services of a financial expert are not warranted.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange requires our officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based on solely a review of the copies of such reports, all Section 16 reports required to be filed during the fiscal year ended May 31, 2022 were filed untimely.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2022, and 2021, to our officers. This information includes the dollar value of base salaries, bonus awards and stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jeff Toghraie	2022	—	—	—	279,000	—	—	—	279,000
Chief Executive Officer and Chairman	2021	—	—	—	—	—	—	—	—

Jeff Brown	2022	50,000	—	—	198,000	—	—	—	248,000
Chief Operating Officer	2021	58,750	—	—	—	—	—	—	58,750

Donald Starace	2022	—	—	—	—	—	—	—	—
President	2021	—	—	—	—	—	—	—	—

Christopher Go	2022	—	—	—	—	—	—	—	—
Chief Financial Officer and Secretary	2021	—	—	—	—	—	—	—	—

(1)	The value of option awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9—Stockholders’ Equity to our consolidated financial statements included herein.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of May 31, 2022:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Jeff Toghraie	5/10/22	—	3,100,000	(1)	0.09	4/20/2032
Jeff Brown	5/10/22	—	2,200,000	(1)	0.09	4/20/2032

(1)	These options vest and become exercisable over time, with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month.

Director Compensation Table

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended May 31, 2022. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. Mr. Toghraie does not receive any separate compensation for his services as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nancy Hundt	—	—	—	—	—	—	—

We have not paid any compensation to our non-employee directors in fiscal years 2022 and 2021.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors.

2022 Equity Incentive Plan

The Board of Directors approved the Company’s 2022 Equity Incentive Plan (the “Plan”) on March 21, 2022. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

The total number of shares initially authorized for issuance under the Plan was 10 million shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

Two types of options may be granted under the Plan: (1) Incentive Stock Options which may only be issued to eligible employees of the Company and are required to have the exercise price of the option not less than the fair market value of the common stock on the grant date, or, in the case of an Incentive Stock Option granted to a Ten Percent Stockholder, 110% of the fair market value of the common stock at the grant date; and (2) Non-qualified Stock Options which may be issued to participants under the Plan and which may have an exercise price less than the fair market value of the common stock on the grant date, but not less than par value of the stock.

The Board may grant or sell restricted stock to participants (i.e., shares that are subject to a subject to restrictions or limitations as to the participant’s ability to sell, transfer, pledge or assign such shares) under the Plan. Except for these restrictions and any others imposed by the Board, upon the grant of restricted stock, the recipient generally will have rights of a stockholder with respect to the restricted stock. During the applicable restriction period, the recipient may not sell, exchange, transfer, pledge or otherwise dispose of the restricted stock. The Board may also grant awards of common stock to participants under the Plan, as well as awards of performance shares, which are awards for which the payout is subject to achievement of such performance objectives established by the Board. Performance shares may be settled in cash.

Each equity-based award granted under the Plan will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the Board may determine, consistent with the provisions of the Plan.

Upon the occurrence of a change in control, unless otherwise provided in an award agreement: (i) all outstanding stock options will become immediately exercisable in full; (ii) all outstanding performance shares will vest in full as if the applicable performance conditions were achieved in full, subject to certain adjustments, and will be paid out as soon as practicable; and (iii) all restricted stock will immediately vest in full. The Plan defines a change in control as (i) the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all the assets of the Company; or (iii) in the absence of prior Board approval, the acquisition of more than 20% of the Company’s voting capital stock by any person within the meaning of Rule 13d-3 under the Exchange Act (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

Subject to the Plan’s terms, the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards to that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause, as determined by the Board in its sole discretion.

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. None of the options are vested as of May 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of August 8, 2022, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, our named executive officers, and our directors and executive officers as a group. The persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of Axil, consisting of ear plugs and ear muffs, and (ii) Axil’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. One of the stockholders of Axil is Intrepid Global Advisors (“Intrepid”). As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of Axil and 22.33% of the outstanding common stock of the Company. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid. The acquisition purchase price consisted of (a) 73,183,893 shares of the Company’s common stock and (b) 250,000,000 shares of the Company’s non-voting Series A Preferred Stock (the “Preferred Shares”), which are convertible into shares of Company common stock on a one-to-one ratio. Pursuant to a lock up in the Asset Purchase Agreement, the Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. In addition, under the Asset Purchase Agreement, no holder of Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act.

In addition, in connection with the Asset Purchase Agreement, the Company, Intrepid, and Axil entered into a voting agreement, effective as of June 16, 2022, pursuant to which, among other things: (i) the Company agreed not to issue new capital stock of the Company for two years following the closing of the Asset Purchase Agreement without the approval of both Axil and Intrepid, subject to certain exceptions; and (ii) Axil irrevocably appointed the Chief Executive Officer and Secretary of the Company as proxies of Axil, to vote with respect to all shares of capital stock beneficially owned by Axil for the two years following the closing of the Asset Purchase Agreement.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person as the right to acquire voting or investment power within sixty (60) days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Except as otherwise indicated below, the address of each beneficial owner is c/o Reviv3 Procare Company, 9480 Telstar Avenue, Unit 5, El Monte, California 91731.

Title of Class	Name/Position	Beneficial Ownership	Percentage Of Class
Executive Officers and Directors
Common	Jeff Toghraie/Chairman and CEO (1)	8,955,875	7.73%
Common	Jeff Brown/Chief Operating Officer (7)	927,750	0.80%
Common	Christopher Go/ CFO, Secretary (2)	1,025,709	0.89%
Common	Donald Starace/President (8)	898,838	0.78%
Common	Nancy Hundt/Director (3)	2,145,455	1.87%
	All Officers and Directors	13,953,627	11.98%

Non-Executive Beneficial Owners
Common	Axon Capital Management, Inc. (4)	720,000	0.63%
Common	Shircoo, Inc. (5)	13,385,000	11.64%
Common	Axil & Associated Brands Corp.(6)	73,183,893	63.65%

(1)	Jeff Toghraie, our Chairman and CEO, is the sole beneficiary of Intrepid Global Advisors, which holds 8,084,000 shares of common capital stock of the Company. Includes 871,875 shares of common stock underlying stock options that are exercisable within 60 days of August 8, 2022.

(2)	Christopher Go, our CFO and Secretary, is the Managing Partner of Titan HG, LLC, which holds 1,025,709 shares of common capital stock of the Company.

(3)	Nancy Hundt holds the shares personally, residing at 31569 Lindero Canyon Rd., #3, Westlake Village, CA 91361

(4)	Sam Toghraie who is the brother of Jeff Toghraie, our Chairman and CEO, is a partner at Axon Capital Management, Inc. Axon Capital Management, Inc. has offices at 5490 Whister Ct., Chino Hills, CA 91709

(5)	Shircoo, Inc. is managed by Max Toghraie, its Managing Partner who is the brother of our Chairman and CEO, Jeff Toghraie. Shircoo, Inc. maintains offices at 2350 E. Allview Terrace, Los Angeles, CA 90068

(6)	On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of Axil, consisting of ear plugs and ear muffs, and (ii) Axil’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. The acquisition purchase price consisted of (a) 73,183,893 shares of the Company’s common stock and (b) 250,000,000 shares of the Company’s Preferred Shares, which are convertible into shares of Company common stock on a one-to-one ratio. The number of shares included in the table does not include the Preferred Shares, as pursuant to a lock up in the Asset Purchase Agreement, the Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. In addition, under the Asset Purchase Agreement, no holder of Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act.

In addition, in connection with the Asset Purchase Agreement, the Company, Intrepid, and Axil entered into a voting agreement, effective as of June 16, 2022, pursuant to which, among other things: (i) the Company agreed not to issue new capital stock of the Company for two years following the closing of the Asset Purchase Agreement without the approval of both Axil and Intrepid, subject to certain exceptions; and (ii) Axil irrevocably appointed the Chief Executive Officer and Secretary of the Company as proxies of Axil, to vote with respect to all shares of capital stock beneficially owned by Axil for the two years following the closing of the Asset Purchase Agreement.

(7)	Includes 618,750 shares of common stock underlying stock options that are exercisable within 60 days of August 8, 2022.

(8)	Donald Starace is the Principal of DRS, LLC with offices at 1590 Anderson Ave., #14J, Fort Lee, New Jersey 07024, which holds 898,838 shares of common stock of the Company.

Securities authorized for issuance under equity compensation plans

The following table sets forth equity compensation plan information as of May 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	5,300,000	0.09	4,700,000
Total	5,300,000	$0.09	4,700,000

(1)	On March 21, 2022, the Board of Directors approved the Plan. The total number of shares available under the plan as of May 31, 2022 was 10,000,000 shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. For additional information regarding the Plan, see Item 11. Executive Compensation—2022 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Because we are quoted on the OTCQB and not listed on a national securities exchange, we are currently not subject to certain corporate governance requirements that apply to exchange-listed companies. For purposes of evaluating the independence of our directors, our Board of Directors uses the rules of the SEC and Nasdaq Stock Market (“Nasdaq”). Our directors, Jeff Toghraie and Nancy Hundt are not “independent directors” as defined under applicable SEC rules and regulations and the Nasdaq listing requirements and rules because they are employed by the Company.

Related Party Transactions

The following is a description of transactions or series of transactions since June 1, 2020, to which we were or will be a party, in which:

●	the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years; and

●	in which any of our executive officers, directors, director nominees or holders of 5% or more of any class of our voting capital stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect material interest.

The Company’s Chief Executive Officer has, from time to time, provided advances to the Company for working capital purposes. At May 31, 2022, and 2021, the Company had a payable to the officer of $25,452 and $54,304 respectively. These advances were short-term in nature and non-interest bearing.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of Axil, consisting of ear plugs and ear muffs, and (ii) Axil’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. One of the stockholders of Axil is Intrepid. As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of Axil and 22.33% of the outstanding common stock of the Company. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid. The acquisition purchase price consisted of (a) 73,183,893 shares of the Company’s common stock and (b) 250,000,000 shares of the Company’s non-voting Preferred Shares, which are convertible into shares of Company common stock on a one-to-one ratio. Pursuant to a lock up in the Asset Purchase Agreement, the Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. In addition, under the Asset Purchase Agreement, no holder of Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act.

In addition, in connection with the Asset Purchase Agreement, the Company, Intrepid, and Axil entered into a voting agreement, effective as of June 16, 2022, pursuant to which, among other things: (i) the Company agreed not to issue new capital stock of the Company for two years following the closing of the Asset Purchase Agreement without the approval of both Axil and Intrepid, subject to certain exceptions; and (ii) Axil irrevocably appointed the Chief Executive Officer and Secretary of the Company as proxies of Axil, to vote with respect to all shares of capital stock beneficially owned by Axil for the two years following the closing of the Asset Purchase Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees

All of the services provided and fees charged by Salberg & Company, P.A. (“Salberg”), were approved by our Board, as we do not have an Audit Committee. The following table shows us the fees paid to Salberg, our principal accountant for the years ended May 31, 2022 and 2021 were:

	Year Ended May 31, 2022	Year Ended May 31, 2021
Audit fees (1)	$49,200	$44,200
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$49,200	$44,200

(1)	Audit fees - these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management. We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv 3 Procare Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheets of Reviv3 Procare Company and subsidiary (the “Company”) as of May 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities of $182,903 and $126,055 respectively, for the fiscal year ended May 31, 2022. The Company has an accumulated deficit of $5,291,567 at May 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

August 25, 2022

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328
Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920
www.salbergco.com ● info@salbergco.com
Member National Association of Certified Valuation Analysts ● Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$373,731	$496,937
Accounts receivable, net	105,921	90,877
Inventory, net	323,388	450,978
Prepaid expenses and other current assets	-	2,430

Total Current Assets	803,040	1,041,222

OTHER ASSETS:
Inventory, non-current	-	39,874
Property and equipment, net	29,145	37,016
Deposits	16,277	16,277
Right of use assets, net	45,453	128,375

Total Other Assets	90,875	221,542

TOTAL ASSETS	$893,915	$1,262,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$458,263	$458,962
Customer deposits	16,522	106,949
Due to related party	25,452	54,304
Equipment payable, current	3,300	3,300
Loans payable, current	156,300	4,261
Lease liability, current	47,166	84,635

Total Current Liabilities	707,003	712,411

LONG TERM LIABILITIES:
Equipment payable	2,200	5,500
Loans payable	-	152,039
Lease liability, non- current	-	47,166

Total Long Term Liabilities	2,200	204,705

Total Liabilities	709,203	917,116

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—	—
Common stock, issued and issuable, $0.0001 par value: 450,000,000 shares authorized; 41,945,881 and 41,945,881 shares issued and outstanding as of May 31, 2022 and 2021, respectively	4,195	4,195
Additional paid-in capital	5,472,084	5,450,117
Accumulated deficit	(5,291,567)	(5,108,664)

Total Stockholders’ Equity	184,712	345,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,915	$1,262,764

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,	May 31,
	2022	2021
Sales	$2,336,257	$1,633,609

Cost of sales	828,586	599,701

Gross profit	1,507,671	1,033,908

OPERATING EXPENSES:
Marketing and selling expenses	1,199,305	730,056
Compensation and related taxes	15,129	36,817
Professional and consulting expenses	232,774	306,172
General and administrative	271,866	281,917

Total Operating Expenses	1,719,074	1,354,962

LOSS FROM OPERATIONS	(211,403)	(321,054)

OTHER INCOME (EXPENSE):
Gain on debt settlement	35,000	29,333
Interest income	36	44
Interest expense and other finance charges	(6,536)	(6,078)

Other Income (Expense), Net	28,500	23,299

LOSS BEFORE PROVISION FOR INCOME TAXES	(182,903)	(297,755)

Provision for income taxes	—	—

NET LOSS	$(182,903)	$(297,755)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	41,945,881	41,566,484

See accompanying notes to these consolidated financial statements.

 REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2022 AND 2021

			Common Stock		Additional		Total
	Preferred Stock		Issued And Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2020	-	$-	41,285,881	$4,129	$5,311,383	$(4,810,909)	$504,603

Shares issued for consulting	-	-	440,000	44	66,356	-	66,400

Shares issued for legal services	-	-	60,000	6	25,194	-	25,200

Shares to be issued for consulting	-	-	160,000	16	47,184	-	47,200

Net loss for the year ended May 31, 2021	-	-	-	-	-	(297,755)	(297,755)

Balance, May 31, 2021	-	-	41,945,881	4,195	5,450,117	(5,108,664)	345,648

Stock options expense	-	-	-	-	21,967	-	21,967

Net loss for the year ended May 31, 2022	-	-	-	-	-	(182,903)	(182,903)

Balance, May 31, 2022	-	$-	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,903)	$(297,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,871	9,969
Bad debts	6,941	1,061
Inventory obsolescence	71,481	23,714
Stock based compensation	21,967	138,800
Gain on debt forgiveness	(35,000)	(29,333)
Non cash lease expense	(1,713)	1,713
Change in operating assets and liabilities:
Accounts receivable	(21,985)	90,263
Inventory	95,983	(226,442)
Prepaid expenses and other current assets	2,430	11,278
Accounts payable and accrued expenses	(701)	346,545
Customer deposits	(90,426)	(21,406)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(126,055)	48,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(15,408)

NET CASH USED IN INVESTING ACTIVITIES	-	(15,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	35,000	6,300
Repayment of equipment financing	(3,300)	(3,300)
Advances (payments) from a related party	(28,851)	51,907

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,849	54,907

NET INCREASE (DECREASE) IN CASH	(123,206)	87,906

CASH - Beginning of year	496,937	409,031

CASH - End of year	$373,731	$496,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$500	$500
Income taxes	$—	$—

See accompanying notes to these consolidated financial statements.

 REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation”.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the years ended May 31, 2022 and 2021 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its consolidated subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese vendor facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company obtained two loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and one loan under the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Note- 8 Loans payable. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $182,903 and $297,755, respectively, for the years ended May 31, 2022 and 2021. The Company used cash in operations of $126,055 in fiscal 2022. Additionally, the Company had an accumulated deficit of $5,291,567 at May 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the valuation of deferred tax assets, the value of stock-based compensation, fair value of securities issued for business combinations, fair value of assets acquired and liabilities assumed in business combinations and the fair value of non-cash common stock issuances.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $0 and $2,430 at May 31, 2022 and 2021, respectively, consisted primarily of a cash prepayment to vendors which was amortized in 2022.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers.  This revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $214,517 and $133,396 for the years ended May 31, 2022 and 2021, respectively.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

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

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets acquired and liabilities assumed of the acquired business, generally at their fair values.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or (2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur, or circumstances indicate the fair value of a reporting unit is below its carrying value.

The Company performs its annual goodwill impairment assessment on May 31st of each year or as impairment indicators dictate.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

When evaluating the potential impairment of goodwill, management first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing methodology primarily using the income approach (discounted cash flow method).

Under the quantitative method we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the years ended May 31, 2022 and 2021.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For non-employee stock option based awards, the Company follows ASU 2018-7, which substantially aligns share based compensation for employees and non-employees.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2022 and 2021, the Company had 5,300,000 options outstanding which were potentially dilutive securities, however they were excluded from the computation since their impact would be antidilutive.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal year beginning on June 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 effective June 1, 2021 and such adoption did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	May 31, 2022	May 31, 2021
Accounts Receivable	$115,741	$93,756
Less: Allowance for doubtful debts	(9,820)	(2,879)
Accounts receivable, net	$105,921	$90,877

The Company recorded bad debt expense of $6,941 and $1,061 during the years ended May 31, 2022 and 2021, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	May 31, 2022	May 31, 2021
Finished Goods	$29,249	$15,056
Raw Materials	294,139	475,796
Inventory, net	$323,388	$490,852
Less: Inventory, non-current	-	(39,874)
Current Inventory	$323,388	$450,978

At May 31, 2022 and 2021, inventory held at third party locations amounted to $16,940 and $23,401, respectively. At May 31, 2022 and 2021, there was no inventory in- transit.

During the years ended May 31, 2022 and 2021, the Company created an allowance of $71,481 and $23,714, respectively, on slow moving inventory included in cost of sales. The Company also reclassed some slow-moving inventory, comprising of bottles and packaging as non-current inventory in 2021 which were subsequently written off at May 31, 2022. As of May 31, 2022 and 2021, slow moving inventory amounted to $0 and $39,874, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2022	May 31, 2021
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	17,392	17,392
Plant Equipment	5-10 years	45,128	45,128
Less: Accumulated Depreciation		(39,134)	(31,263)
		$29,145	$37,016

Depreciation expense amounted to $7,871 and $9,969 for the years ended May 31, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	May 31, 2022	May 31, 2021
Trade Payables	$435,714	$436,138
Credit Cards	2,966	11,115
Other	19,583	11,709
Accounts Payable and Accrued Expenses	$458,263	$458,962

During the year ended May 31, 2020, the Company recorded $18,313 as expense and liability for fair market value of shares to be issued to a consultant as remuneration, in the accompanying consolidated financials. During the year ended May 31, 2021, the Company entered into a settlement agreement with the consultant and paid him $2,000 as full and final settlement. The Company recorded a gain on debt settlement of $16,313 in the year ended May 31, 2021.

Note 7 – Equipment Payable

During the year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at May 31, 2022 and 2021, the balance outstanding on the loan was $5,500 and $8,800, respectively, of which $3,300 is payable within one year and the balance is payable after one year. The Company recorded an interest expense of $500 and $500, during the years ended May 31, 2022 and 2021, on the loan in the accompanying consolidated financial statements.

The amounts of loan payments due in the next two years ended May 31, are as follows:

Total
2023	$3,300
2024	2,200
Equipment Payable, Net	$5,500

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 8 – Loans Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded an accrued interest of $11,684 and $5,923, as of May 31, 2022 and 2021, respectively. The Company has not paid any installment of the loan as of May 31, 2022 and the loan is currently in default.

On February 7, 2021, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded an accrued interest of $75 and $0, as of May 31, 2022 and May 31, 2021, respectively. The Company has not paid any installment of the loan as of May 31, 2022 and the loan is currently in default.

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $12,900, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was forgiven by the US Small Business Administration in March 2021 and the Company recorded a gain on debt forgiveness of $13,020 during the year ended May 31, 2021.

During the year ended May 31, 2022, the Company received $25,000 in grant awards pursuant to the California Small Business Covid-19 Relief Grant Program. This grant was recorded as other income in the accompanying consolidated financial statements as no repayment is required to be made.

Loans Payable as of May 31, 2022 and 2021

	2022	2021

Second Draw Paycheck Protection Program (PPP- 2)	$6,300	$6,300
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
Total	$156,300	$156,300
Less: Current portion	(156,300)	(4,261)
Non-current portion	$-	$152,039

The amounts of loan payments due in the next year ended May 31, are as follows:

Total
2023	$156,300
$156,300

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 9 – Stockholders’ Equity

Shares Authorized

As of May 31, 2022, the authorized capital of the Company consisted of 100,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share. On June 13, 2022, the Company amended its amended and restated certificate of incorporation to increase the number of authorized common stock, par value $0.0001 common stock per share, from 100,000,000 to 450,000,000 and to increase the number of authorized preferred stock, par value $0.0001 per share, from 20,000,000 to 300,000,000.

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

The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Corporation or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of Common Stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Corporation’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Securities and Exchange Act of 1934 and the applicable rules and regulations thereunder.

Common Stock

As of May 31, 2022, 41,945,881 shares of common stock were issued and outstanding.

No shares were issued during the year ended May 31, 2022.

During the year ended May 31, 2021, the Company issued 200,000 shares to a consultant for past services. The shares were valued at the fair market value of the $16,000, which expense was recognized immediately.

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

During the year May 31, 2021, the Company recorded $25,200 for 60,000 shares issued to an attorney for past services. The shares were valued at the fair market value, which expense was recognized immediately.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 9 – Stockholders’ Equity (continued)

Stock Options

The Board of Directors approved the Company’s 2022 Equity Incentive Plan (the “Plan”) on March 21, 2022. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

The total number of shares initially authorized for issuance under the Plan was 10.0 million shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

Two types of options may be granted under the Plan: (1) Incentive Stock Options, which may only be issued to eligible employees of the Company and are required to have exercise price of the option not less than the fair market value of the common stock on the grant date, or, in the case of an Incentive Stock Option granted to a Ten Percent Stockholder, 110% of the fair market value of the common stock on the grant date; and (2) Non-qualified Stock Options, which may be issued to participants under the Plan and which may have an exercise price less than the fair market value of the common stock on the grant date, but not less than par value of the stock.

The Board may grant or sell restricted stock to participants (i.e., shares that are subject to a subject to restrictions or limitations as to the participant’s ability to sell, transfer, pledge or assign such shares) under the Plan. Except for these restrictions and any others imposed by the Board, upon the grant of restricted stock, the recipient generally will have rights of a stockholder with respect to the restricted stock. During the applicable restriction period, the recipient may not sell, exchange, transfer, pledge or otherwise dispose of the restricted stock. The Board may also grant awards of common stock to participants under the Plan, as well as awards of performance shares, which are awards for which the payout is subject to achievement of such performance objectives established by the Board. Performance shares may be settled in cash.

Each equity-based award granted under the Plan will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the Board may determine, consistent with the provisions of the Plan.

Upon the occurrence of a change in control, unless otherwise provided in an award agreement: (i) all outstanding stock options will become immediately exercisable in full; (ii) all outstanding performance shares will vest in full as if the applicable performance conditions were achieved in full, subject to certain adjustments, and will be paid out as soon as practicable; and (iii) all restricted stock will immediately vest in full. The Plan defines a change in control as (i) the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all the assets of the Company; or (iii) in the absence of prior Board approval, the acquisition of more than 20% of the Company’s voting capital stock by any person within the meaning of Rule 13d-3 under the Exchange Act (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company).

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 9 – Stockholders’ Equity (continued)

Subject to the Plan’s terms, the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards to that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause, as determined by the Board in its sole discretion.

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. None of the options are vested as of May 31, 2022.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

The Company utilizes the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The Company computed the aggregate grant date fair value of $477,000 using the black-scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the year ended May 31, 2022, the Company recorded a stock-based compensation expense of $21,967 for these options, in the accompanying consolidated financial statements.

The black- scholes options pricing model used the following assumptions:

Risk free interest rate- 2.99%

Expected life – 5.75 years

Expected volatility - 447%

Expected dividend - 0%

The following table summarizes the activity relating to the Company’s stock options held by Officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at June 1, 2021	-	-	-
Granted	5,300,000	$0.09	9.92
Exercised	-	-	-
Outstanding at May 31, 2022	5,300,000	$0.09	9.92
Less: Unvested at May 31, 2022	(5,300,000)	$0.09	9.92
Vested at May 31, 2022	-	-	-

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the years ended May 31, 2022 and 2021, the Company recorded a lease expense in the amount of $94,235 and $94,235, respectively. As of May 31, 2022, the lease liability balance was $47,166 and the right of use asset balance was $45,453. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

	May 31, 2022	May 31, 2021
Assets
Right of use assets	$235,748	$235,748
Accumulated reduction	(190,295)	(107,373)
Operating lease assets, net	$45,453	$128,375

Liabilities
Lease liability	$235,748	$235,748
Accumulated reduction	(188,582)	(103,947)
Total lease liability, net	47,166	131,801
Current portion	(47,166)	(84,635)
Non-current portion	$-	$47,166

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 10 – Commitments and Contingencies (continued)

Maturities of operating lease liabilities were as follows as of May 31, 2022:

Operating Lease
2023	$48,831

Total	$48,431
Less: Imputed interest	(1,665)
Present value of lease liabilities	$47,166

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the products were defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying consolidated financial statements as of May 31, 2022 and 2021.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At May 31, 2022 and 2021, the Company had a payable to the officer of $25,452 and $54,304, respectively. These advances are due on demand and non-interest bearing.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2022 and 2021, the Company held cash of approximately $123,871 and $224,395, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2022 and 2021.

Concentration of Revenue, Product Line, and Supplier

During the year ended May 31, 2022 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 31% of the Company’s net sales at 15% and 16%. During the year ended May 31, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 34% of the Company’s net sales at 12% and 22%.

During the year ended May 31, 2022 sales to customers outside the United States represented approximately 16% which consisted of 14% from Canada and 2% from Italy and during the year ended May 31, 2021 sales to customers outside the United States represented approximately 24% which consisted of 19% from Canada and 5% from Italy.

During the year ended May 31, 2022, sales by product line which each represented over 10% of sales consisted of approximately 10% from sales of hair shampoo, 12% from sales of hair shampoo and conditioner, 25% from sale of introductory kit (shampoo, conditioner and treatment spray) and 29% from sale of bundle packs (shampoo, conditioner and spray). During the year ended May 31, 2021, sales by product line which each represented over 10% of sales consisted of approximately 11% from sales of hair shampoo, 21% from sales of hair shampoo and conditioner and 38% from sale of introductory kit (shampoo, conditioner and treatment spray).

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 12 – Concentrations (continued)

During the year ended May 31, sales by product line comprised of the following:

	For the Years ended
Hair Care Products	May 31, 2022	May 31, 2021
Shampoos and Conditioners	84%	85%
Ancillary Products	16%	15%
Total	100%	100%

At May 31, 2022, accounts receivable from four customers represented approximately 74% at 11%, 12%, 14% and 37%.; and at May 31, 2021, accounts receivable from four customers represented approximately 83% at 11%, 12%, 25% and 35%.

The Company purchased inventories and products from four vendors totaling approximately $343,015 (97% of the purchases at 10%, 23%, 30% and 34%) and three vendors totaling approximately $404,512 (89% of the purchases at 19%, 27% and 43%) during the years ended May 31, 2022 and 2021, respectively.

Note 13 – Income taxes

The Company has incurred aggregate net operating losses of approximately $1,527,000 for income tax purposes as of May 31, 2022. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Year Ended May 31,
	2022	2021
Tax benefit computed at statutory rate of 21%	$(38,410)	$(65,529)
State tax benefit of 9%	(15,289)	(25,626)
True up to prior year tax return	(46,109)	2,096
Non-deductible expenses: Stock-based compensation	6,590	41,640
Non deductible expense: Other	2,082	7,114
Non taxable: Covid related grants/loan forgiveness	(10,500)	(3,906)
Increase (decrease) in valuation allowance	101,636	41,211
Net income tax benefit	$—	$—

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 13 – Income taxes (continued)

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:

	May 31, 2022	May 31, 2021
Net operating loss carryover	$452,824	$351,188
Less: valuation allowance	(452,824)	(351,188)
Net deferred tax asset	$—	$—

The Company provided a valuation allowance equal to the deferred income tax asset at May 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $101,636 in fiscal 2022 and $41,211 in fiscal 2021.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2020 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 14 – Subsequent Events

Amendment to Certificate of Incorporation

On June 13, 2022, the Company amended its amended and restated certificate of incorporation to increase the number of authorized common stock, par value $0.0001 per share, from 100,000,000 to 450,000,000 and to increase the number of authorized preferred stock, par value $0.0001 per share, from 20,000,000 to 300,000,000.

Business Combination

On June 16, 2022, the Company completed the acquisition of the majority of the business of Axil & Associated Brands Corp. (“Axil”), providing for the acquisition of their hearing protection business and ear bud business, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022. The business constitutes substantially all of the business operations of Axil but does not include Axil’s hearing aid line of business.

One of the stockholders of Axil is Intrepid Global Advisors. As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of Axil and 22.33% of the outstanding common stock of the Company. Jeff Toghraie, Chairman and Chief Executive Officer of the Company is a managing director of Intrepid.

As consideration for the Asset Purchase, Axil received a total of 323,183,893 shares of the Company which comprised of (a) 73,183,893 shares of the Company’s common stock and (b) 250,000,000 shares of the Company’s non-voting Series A Preferred Stock, which are convertible into shares of Company common stock on a one-to-one ratio. The Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. Thereafter, no holder of Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The purchase price was computed to be approximately $4,007,480 based on a fair value of $0.0124 per share on the date of acquisition.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2022 AND 2021

Note 14 – Subsequent Events (continued)

The Company is utilizing the Axil Assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the net assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration	$4,007,480
Tangible assets acquired and liabilities assumed at preliminary fair value
Cash	$853,704
Accounts receivables	412,026
Inventory	1,523,947
Prepaid expenses	1,861,075
Other assets	50,893
Accounts payables	(285,865)
Deferred revenues	(948,981)
Other liabilities	(218,122)
Net tangible assets acquired	$3,248,677
Identifiable intangible assets
Customer relationships	$68,000
Tradenames	275,000
Website	100,000
Total Identifiable intangible assets	$443,000
Consideration paid	$4,007,480
Total net assets acquired	3,691,677
Preliminary goodwill purchased	$315,803

We completed the accounting and preliminary valuations of the assets acquired, liabilities assumed and, accordingly, the estimated fair values are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Pro Forma Information (Unaudited)

The unaudited pro forma condensed combined financial statements are based on Reviv3 Procare Company and Axil & Associated Brands Corp.’s unaudited historical consolidated financial statements as adjusted to give effect to the Asset Purchase Agreement. The unaudited pro forma combined statements of operations for the twelve months ended May 31, 2022 for Reviv3 Procare Company and twelve months ended March 31, 2022 for Axil & Associated Brands Corp., give effect to the Asset Purchase Agreement as if it had occurred on June 1, 2021.

Schedule of proforma information
May 31,
2022
Revenue	$18,356,862
Net Loss	$(3,212,320)
Loss per common share	$(0.03)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that result in the future.

(b) Exhibits

			Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	Ending	Exhibit	date
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.		8-K		10.1	6/22/2022
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.		8-K		10.2	6/22/2022
3.1	Amended and Restated Certificate of Incorporation		S-1		3.3	10/6/2017
3.2	Bylaws		S-1		3.2	10/6/2017
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	X
4.1	Description of the Company’s Registered Securities	X
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY		S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015		S-1		10.1	10/6/2017
10.2	Lease Agreement between Reviv3 Procare Company and the Realty Associates Fund VIII, L.P. dated September 28, 2016		S-1/A		10.2	11/17/2017
10.2.1	First Amendment to Lease Agreement between Reviv3 Procare Company and ACEM, LLC, as successor-in-interest to the Realty Associates Fund VIII, L.P. dated September 12, 2019	X
10.3	Voting Agreement, dated June 16, 2022, between Reviv3 Procare Company, Intrepid Global Advisors, and Axil & Associated Brands Corp.		8-K		10.3	6/22/2022
10.4	Second Draw Paycheck Protection Program Term Note, dated February 7, 2021	X
10.5+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated May 18, 2020, between the U.S. Small Business Administration and the Company	X
10.6	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of May 18, 2020	X
10.7	Security Agreement, dated May 18, 2020, between the U.S. Small Business Administration and the Company	X
10.8*	Equity Incentive Plan (March 2022)	X
10.9*	Form of Option Award Agreement	X

21.1	Subsidiaries of the Company	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	31.1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	31.2
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)	32.1
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)	32.2
101	The following consolidated financial statements from the Annual Report on Form 10-K for the year ended May 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management compensatory plan or arrangement.

+	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.

ITEM 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August 2022.

REVIV3 PROCARE COMPANY
(the “Registrant”)

BY:	/s/Jeff Toghraie
Jeff Toghraie
Chief Executive Officer (principal executive officer)

BY:	/s/Christopher Go
Christopher Go
Chief Financial Officer and Secretary (principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeff Toghraie	Chairman of the Board of Directors, Chief Executive Officer	August 25th, 2022
Jeff Toghraie	(principal executive officer)

/s/Christopher Go	Chief Financial Officer and Secretary (principal accounting	August 25th, 2022
Christopher Go	officer and principal financial officer)

/s/Nancy Hundt	Director	August 25th, 2022
Nancy Hundt