Form 10-Q
period 2022-08-31
Reviv3 Procare Co
filed 2022-10-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56351

Reviv3 Procare Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9480 Telstar Avenue, Unit 5, El Monte, CA	91731
(Address of Principal Executive Offices)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

N/A

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

As of September 30, 2022, there were 115,129,774 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY

-i-

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, the sufficiency of our cash balances for future liquidity and capital resource needs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “could,” “would,” “will likely result”, “project,” “continue” or similar terminology, although not all forward-looking statements contain these words, and any statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, actual results may differ materially depending on a variety of important factors including, among others: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, as well as the potential impact on our vendors in China; the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Ukraine-Russia conflict and ongoing impact of COVID-19, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to raise additional funds or obtain other forms of financing on acceptable terms, or at all; our ability to repay our outstanding loans; our ability to successfully implement and achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict and the COVID-19 pandemic; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; and implementation of environmental remediation matters.

We do not assume the obligation to update any forward-looking statement, except as required by applicable law.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended May 31, 2022. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

-ii-

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2022	May 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,243,285	$373,731
Accounts receivable, net	427,609	105,921
Inventory, net	1,232,851	323,388
Prepaid expenses and other current assets	291,037	-
Due from related party	23,824	-

Total Current Assets	4,218,606	803,040

OTHER ASSETS:
Property and equipment, net	115,597	29,145
Intangible assets, net	440,799	-
Right of use asset, net	23,078	45,453
Other assets	16,277	16,277
Goodwill	2,152,215	-

Total Other Assets	2,747,966	90,875

TOTAL ASSETS	$6,966,572	$893,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$723,125	$435,713
Contract liabilities	1,125,666	-
Notes payable	156,300	156,300
Due to related party	52,008	25,452
Lease liability	23,935	47,166
Other current liabilities	419,161	42,372

Total Current Liabilities	2,500,195	707,003

LONG TERM LIABILITIES:
Equipment payable	1,375	2,200

Total Long Term Liabilities	1,375	2,200

Total Liabilities	2,501,570	709,203

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 and none shares issued and outstanding as of August 31, and May 31, 2022, respectively	25,000	-
Common stock, $0.0001 par value: 450,000,000 shares authorized; 115,129,774 and 41,945,881 shares issued, issuable and outstanding as of August 31 and May 31, 2022, respectively	11,513	4,195
Additional paid-in capital	9,544,529	5,472,084
Accumulated deficit	(5,116,040)	(5,291,567)

Total Stockholders’ Equity	4,465,002	184,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,966,572	$893,915

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

	August 31, 2022	August 31, 2021
Sales	$4,237,358	$839,272

Cost of sales	954,704	363,896

Gross profit	3,282,654	475,376

OPERATING EXPENSES:
Marketing and selling expenses	1,977,976	351,622
Compensation and related taxes	280,688	10,831
Professional and consulting expenses	466,450	63,868
General and administrative	358,139	63,529

Total Operating Expenses	3,083,253	489,850

INCOME (LOSS) FROM OPERATIONS	199,401	(14,474)

OTHER INCOME (EXPENSE):
Gain on debt settlement	50,500	-
Interest income	1,837	11
Interest expense and other finance charges	(1,458)	(1,576)

Other Income (Expense), Net	50,879	(1,565)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	250,280	(16,039)

Provision for income taxes	74,753	-

NET INCOME (LOSS)	$175,527	$(16,039)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	102,402,140	41,945,881
Diluted	314,223,880	41,945,881

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

For the three months ended August 31, 2022

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	-	$-	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	-	4,007,480

Stock options expense	-	-	-	-	97,283	-	97,283

Net income for the three months ended August 31, 2022	-	-	-	-	-	175,527	175,527

Balance, August 31, 2022	250,000,000	$25,000	115,129,774	$11,513	$9,544,529	$(5,116,040)	$4,465,002

For the three months ended August 31, 2021

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net loss for the three months ended August 31, 2021	-	-	-	-	-	(16,039)	(16,039)

Balance, August 31, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,124,703)	$329,609

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

	August 31, 2022	August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$175,527	$(16,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,669	2,346
Bad debts	-	2,316
Stock based compensation	97,283	-
Gain on debt settlement	(50,500)	-
Change in operating assets and liabilities:
Accounts receivable	(93,901)	(7,786)
Inventory	432,998	193,638
Prepaid expenses and other current assets	(204,130)	2,430
Accounts payable	52,247	(70,032)
Other current liabilities	296,106	(98,556)
Contract liabilities	82,334	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	807,633	8,317

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	1,066,414	-
Purchase of property and equipment	(6,400)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,060,014	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	-	10,000
Repayment of equipment financing	(825)	(825)
Advances from (repayment to) related parties, net	2,732	8,271

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,907	17,446

NET INCREASE IN CASH	1,869,554	25,763

CASH - Beginning of period	373,731	496,937

CASH - End of period	$2,243,285	$522,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125	$500
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$4,007,480	$-

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015, as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products throughout the United States, Canada, Europe and Asia. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation.”

On June 16, 2022, the Company completed the acquisition of (i) the hearing protection business of Axil & Associated Brands Corp., a Delaware corporation (“Axil”), consisting of ear plugs and ear muffs, and (ii) Axil’s ear bud business, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 by and among the Company and its subsidiary Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. The acquired business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

The Company is utilizing the Axil assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements for the three months ended August 31, 2022, and 2021 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2022. The results of operations for the three months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include Reviv3 Procare Company, and its wholly owned subsidiary Reviv3 Acquisition Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese vendor facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers has been, and may continue to be, partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on our employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company obtained two loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and one loan under the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Note 7 – Notes Payable.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses in the past. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, fair value of securities issued for business combinations, fair value of assets acquired and liabilities assumed in business combinations and the fair value of non-cash common stock issuances.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 13)

Accounts receivable and allowance for doubtful accounts

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory and prepayments for trade shows and marketing events which will be utilized within a year, prepayments on credit cards and the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

Product warranty

The Company provides a one-year or three-year limited warranty on its hearing enhancement and hearing protection products. The Company records the costs of repairs and replacements, as they are incurred, to the cost of sales.

Revenue recognition and Contract Liabilities

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

The Company also sells hearing protection and hearing enhancement devices and the following steps are followed for the revenue recognition:

Identify the contract with a customer. The Company generally considers completion of a sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses customer creditworthiness based on credit checks, payment history, and/or other circumstances. For payments involving third party financier payors, the Company validates customer eligibility and reimbursement amounts prior to shipping the product.

Identify the performance obligations in the contract. Product performance obligations include shipment of hearing enhancement and hearing protection systems and related accessories and service performance obligations include extended warranty coverage.

However, as the historical redemption rate under the warranty policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days right of return that applies to all products. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products (hearing enhancement and hearing protection systems with related accessories) is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period.

As of August 31, 2022 and 2021, contract liabilities amounted to $1,125,666 and $0, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $16,913 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,016,144 and $0, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $92,609 and $0, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years.

See Note 13 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees paid to vendors for inventory purchase.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $285,329 and $71,677 for the three months ended August 31, 2022 and 2021, respectively.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2022 and 2021.

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

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2022, the Company had 5,300,000 options and 250,000,000 shares of preferred stock outstanding all of, which were potentially dilutive securities. At August 31, 2021, the Company had no potentially dilutive securities outstanding related to common stock.

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company renewed its lease for its corporate headquarters commencing December 1, 2019. This has been classified as an operating lease. Please see Note 10 – “Commitments and Contingencies” – “Leases” below for more information about the Company’s leases.

Segment Reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair care and skin care products. See Note 14 – “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” for more information about the Company’s reportable segments.

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation specifically, the accounts payable have been separated from accrued expenses and combined with equipment payable and customer deposits and are included in other current liabilities in the accompanying consolidated financial statements, to conform with the current period’s presentation. (See Note 8)

Recently Issued Accounting Pronouncements

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company opted to adopt this ASU as of June 1, 2022.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	August 31, 2022	May 31, 2022
Accounts Receivable	$437,429	$115,741
Less: Allowance for doubtful debts	(9,820)	(9,820)
Accounts receivable, net	$427,609	$105,921

The Company recorded bad debt expense of $0 and $2,316 during the three months ended August 31, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 4 – Inventory

Inventory consisted of the following:

	August 31, 2022	May 31, 2022
Finished Goods	$976,253	$29,249
Raw Materials	256,598	294,139
Inventory, net	$1,232,851	$323,388

At August 31, 2022 and May 31, 2022, inventory held at third party locations amounted to $12,144 and $16,940, respectively. At August 31, 2022 and May 31, 2022, there was no inventory in-transit.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2022	May 31, 2022
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	22,128	17,392
Office equipment	5-10 years	8,838	-
Plant Equipment	5-10 years	121,529	45,128
Less:Accumulated Depreciation		(42,657)	(39,134)
		$115,597	$29,145

Depreciation expense amounted to $3,523 and $2,346 for the three months ended August 31, 2022 and 2021, respectively.

Note 6 – Intangible Assets

The Company acquired intangible assets through the asset purchase agreement. (See Note 12). These intangible assets consisted of the following:

	Estimated Life	August 31, 2022	May 31, 2022
Licensing rights	3 years	$11,945	$-
Customer Relationships	3 years	70,000	-
Trade Names	10 years	275,000	-
Website	5 years	100,000	-
Less:Accumulated Amortization		(16,146)	-
		$440,799	$-

Amortization expense amounted to $16,146 and $0 for the three months ended August 31, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 7 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded accrued interest of $13,000 and $11,684, as of August 31, 2022 and May 31, 2022, respectively. The Company has not paid any installment of the loan as of August 31, 2022 and the loan is currently in default.

On February 7, 2021, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the CARES Act. The Loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded accrued interest of $95 and $75, as of August 31, 2022 and May 31, 2022, respectively. The Company has not paid any installment of the loan as of August 31, 2022 and the loan is currently in default.

	August 31, 2022	May 31, 2022
Second Draw Paycheck Protection Program (PPP-2)	$6,300	$6,300
Economic Injury Disaster Loan Program (EIDL)	$150,000	$150,000
Total	$156,300	$156,300
Less: Current portion	$156,300	$156,300
Non-current portion	$-	$-

Note 8 – Other Current Liabilities

Other current liabilities comprised of the following:

	August 31, 2022	May 31, 2022
Credit Cards	$2,239	$2,966
Equipment Payable, current	3,300	3,300
Customer Deposits	76,385	16,523
Royalty Payment Accrual	109,821	-
Affiliate Accrual	41,303	-
Income Tax Accrual	74,753	-
Accrued Payroll	83,460	-
Accrued Interest and Other	27,900	19,583
Other current liabilities	$419,161	$42,372

During the three months ended August 31, 2022, the Company negotiated a discount on certain accrued legal and accrued marketing expenses and recorded a gain on debt settlement of $50,500 in the accompanying unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 9 – Stockholders’ Equity

Shares Authorized

On June 13, 2022, the Company amended its amended and restated certificate of incorporation to increase the number of authorized common stock, par value $0.0001 common stock per share, from 100,000,000 to 450,000,000 and to increase the number of authorized preferred stock, par value $0.0001 per share, from 20,000,000 to 300,000,000. On August 31, 2022, the authorized capital of the Company consisted of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

During the three months ended August 31, 2022, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company common stock on a one-to-one ratio, pursuant to the Asset Purchase Agreement (See Note 12). These 250,000,000 shares were valued at the fair market value of $3,100,000. The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Corporation or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of Common Stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Corporation’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Securities and Exchange Act of 1934 and the applicable rules and regulations thereunder.

As of August 31, 2022, 250,000,000 shares of preferred stock were issued and outstanding.

No shares of preferred stock were issued and outstanding as of May 31, 2022.

Common Stock

As of August 31, 2022, 115,129,774 shares of common stock were issued and outstanding.

During the three months ended August 31, 2022, the Company issued 73,183,893 shares of common stock, valued at $907,480, as consideration pursuant to the Asset Purchase agreement (See Note 12).

No shares were issued during the three months period ended August 31, 2021.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. None of the options were vested as of August 31, 2022.

The Company computed the aggregate grant date fair value of $477,000 using the black-scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the three months ended August 31, 2022 and 2021, the Company recorded a stock-based compensation expense of $97,283 and $0, respectively, for these options, in the accompanying consolidated financial statements.

The following table summarizes the activity relating to the Company’s stock options held by Officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at June 1, 2022	5,300,000	$0.09	9.92
Granted	-	-	-
Exercised	-	-	-
Outstanding at August 31, 2022	5,300,000	$0.09	9.67
Less: Unvested at August 31, 2022	(5,300,000)	$0.09	9.67
Vested at August 31, 2022	-	-	-

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 10 – Commitments and contingencies (continued)

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount. During the three months ended August 31, 2022 and 2021, the Company recorded a lease expense in the amount of $23,559 and $23,559, respectively. As of August 31, 2022, the lease liability balance was $23,935 and the right of use asset balance was $23,078. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	August 31, 2022	May 31, 2022
Right of use assets	$235,748	$235,748
Accumulated reduction	(212,670)	(190,295)
Operating lease assets, net	$23,078	$45,453

Liabilities
Lease liability	$235,748	$235,748
Accumulated reduction	(211,813)	(188,582)
Total lease liability, net	23,935	47,166
Current portion	(23,935)	(47,166)
Non-current portion	$-	$-

Maturities of operating lease liabilities were as follows as of August 31, 2022:

Operating Lease
Year 1	$24,415
Total	24,415
Less: Imputed interest	(480)
Present value of lease liabilities	$23,935

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 10 – Commitments and contingencies (continued)

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of August 31, 2022.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At August 31, 2022 and May 31, 2022, the Company had a payable to the officer of $40,576 and $25,452, respectively. These advances are due on demand and non-interest bearing.

The Company had a payable of $11,432 to a major shareholder as of August 31, 2022 for advances provided in the normal course of business. The Company has a receivable from the same related party of $23,824, as of August 31, 2022. This receivable pertained to payments made by old customers, of the business purchased, to the related party. These collections were remitted to the Company subsequent to August 31, 2022.

During the three months period ended August 31, 2022, the Company made purchases of $8,303 from certain related parties.

During the three months period ended August 31, 2022, the Company paid $37,334 as consulting fee to a major shareholder of Axil. The Company also paid $21,684 to the sons of a major shareholder as compensation for services, during the three months period ended August 31, 2022.

During the three months period ended August 31, 2022, the Company paid $33,334 as a consulting fee to the son-in-law of a major shareholder of Axil. The Company paid $22,960 to the son of the major shareholder in commissions and contractor fees, during the three months period ended August 31, 2022. The Company also paid $3,928 to the daughter of a major shareholder as compensation for services, during the three months period ended August 31, 2022.

Note 12 – Asset Purchase Agreement

On June 16, 2022, the Company completed the acquisition of certain assets of Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 by and among the Company, its subsidiary, Axil and certain of Axil’s stockholders, providing for the acquisition of Axil’s hearing protection business and ear bud business. The business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

One of the stockholders of Axil is Intrepid Global Advisors. As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of Axil and 22.33% of the outstanding common stock of the Company. Jeff Toghraie, Chairman and Chief Executive Officer of the Company is a managing director of Intrepid.

As consideration for the Asset Purchase, Axil received a total of 323,183,893 shares comprised of (a) 73,183,893 shares of the Company’s common stock and (b) 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company common stock on a one-to-one ratio. The Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. Thereafter, no holder of Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The purchase price was computed to be $4,007,480 based on a fair value of $0.0124 per share on the date of acquisition.

The Company is utilizing the Axil assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 12 – Asset Purchase Agreement (continued)

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$1,066,414
Accounts receivables	227,786
Inventory	1,342,461
Prepaid expenses	62,452
Other assets	108,030
Accounts payables	(285,665)
Contract liabilities	(1,043,332)
Other liabilities	(79,826)
Net tangible assets acquired	$1,398,320

Identifiable intangible assets
Licensing rights	$11,945
Customer relationships	70,000
Tradenames	275,000
Website	100,000

Total Identifiable intangible assets	$456,945

Consideration paid	$4,007,480
Total net assets acquired	1,855,265
Preliminary goodwill purchased	$2,152,215

We completed the accounting and preliminary valuations of the assets acquired and liabilities assumed and, accordingly, the estimated fair values are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Pro Forma Information (Unaudited)

The unaudited pro forma condensed combined financial statements are based on Reviv3 Procare Company and Axil & Associated Brands Corp.’s unaudited historical consolidated financial statements as adjusted to give effect to the Asset Purchase Agreement. The unaudited pro forma combined statements of operations for the three months ended August 31, 2022 for Reviv3 Procare Company and Axil & Associated Brands Corp., give effect to the Asset Purchase Agreement as if it had occurred on June 1, 2022 and 2021 respectively.

Schedule of proforma information:

	August 31, 2022	August 31, 2021
Revenue	$4,918,249	$2,912,213
Net income (loss)	137,012	(220,478)
Earnings (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that result in the future.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2022 and May 31, 2022, the Company held cash of approximately $1,732,415 and $123,871, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2022.

Concentration of Revenue, Product Line, and Supplier

During the three months ended August 31, 2022 there were no sales to any customer, which represented over 10% of our total sales. During the three months ended August 31, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 48% of the Company’s net sales at 14% and 34%.

During the three months ended August 31, 2022, sales to customers outside the United States represented approximately 7% which consisted of 5% sales from Canada and balance 2% from several other countries. During the three months ended August 31, 2021, sales to customers outside the United States represented approximately 9% which consisted of sales to Canada.

During the three months ended August 31, 2022, sales by product line which each represented over 10% of sales consisted of approximately 80% from sale of our ear buds for PSAP (personal sound amplification product) and hearing protection. During the three months ended August 31, 2021, sales by product line which each represented over 10% of sales consisted of approximately 11% from sales of hair shampoo, 34% from sales of hair shampoo and conditioner and 35% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the three months ended August 31, sales by product line comprised of the following:

	For the Three Months ended August 31
	2022	2021
Ear Buds (PSAP)	80%	-
Other hearing enhancement products	13%	-
Hair Care And Skin Care Products	7%	100%
Total	100%	100%

At August 31, 2022, accounts receivable from one customer represented approximately 20%. At May 31, 2022, accounts receivable from four customers represented approximately 74% at 11%, 12%, 14% and 37%.

The Company purchased inventories and products from two vendors totaling approximately $456,248 (77% of the purchases at 15% and 62%) and two vendors totaling approximately $39,807 (87% of the purchases at 28% and 59%) during the three months ended August 31, 2022 and 2021, respectively. 77% and 0% of our purchases were from international vendors, during the three months ended August 31, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

Note 14 – Business Segment and Geographic Area Information

Business Segments

The Company, directly or through its subsidiaries, markets and sells its products and services directly to consumers and through its dealers. In June 2022, the Company acquired a hearing enhancement and hearing protection business. The Company’s determination of its reportable segments is based on how its chief operating decision makers manage the business.

The Company’s segment information is as follows:

	Three months ended August 31,
	2022	2021
Net Sales
Hair care and skin care	$485,236	$839,272
Hearing enhancement and protection	3,752,122	-
Total net sales	$4,237,358	$839,272

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$324,105	$475,376
Hearing enhancement and protection	2,958,549	-
Total segment gross profit	3,282,654	475,376
Selling and Marketing	1,977,976	351,622
General and Administrative	1,105,277	138,228
Consolidated operating income (loss)	$199,401	$(14,474)

Total Assets:
Hair care and skin care	$781,328	$893,915
Hearing enhancement and protection	6,185,244	-
Consolidated total assets	$6,966,572	$893,915

Payments for property and equipment
Hair care and skin care	$-	$-
Hearing enhancement and protection	6,400	-
Consolidated total payments for property and equipment	$6,400	$-

Depreciation and amortization
Hair care and skin care	$1,423	$2,346
Hearing enhancement and protection	18,246	-
Consolidated total depreciation and amortization	$19,669	$2,346

Geographic Area Information

During the three months ended August 31, 2022, approximately 94% of our consolidated net sales and, during the three months ended August 31, 2021, approximately 91% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” in this Form 10-Q for additional information.

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

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of twelve exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. Currently, we produce fifty one products with eighty separate stock-keeping units (“SKUs”), including hearing protection and ear bud products as a result of our asset acquisition in June 2022, described below, and look to expand our product lines over the next twelve months.

On May 1, 2022, Reviv3 Procare Company entered into an Asset Purchase Agreement with Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of Axil consisting of ear plugs and ear muffs, and Axil’s ear bud business. These businesses constituted substantially all of the business operations of Axil. The acquisition did not include Axil’s hearing aid line of business, which Axil will continue to operate following the completion of the acquisition. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and Axil consented to extend the period in which the Company is required to effectuate a reverse stock split of its common stock and preferred stock pursuant to the asset purchase agreement.

AXIL creates high-tech hearing and audio innovations to provide cutting-edge solutions for people with varied applications across many industries. AXIL designs, innovates, engineers, manufactures, markets and services specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. AXIL distributes its products through direct-to-consumer eCommerce channels and local, regional, and national retail chains. AXIL serves the sporting goods market, law enforcement, tactical, fitness, outdoor, industrial, sporting, and stadium events. AXIL focuses primarily on US markets, followed by Canada, Europe, Australia, New Zealand, and Africa.

As a result of the acquisition of Axil’s assets, the Company has two reportable segments: hair care and skin care, and hearing enhancement and protection.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

Results of Operations

For the Three months Ended August 31, 2022 Compared to the Three months Ended August 31, 2021

Sales for the three months ended August 31, 2022 and 2021 were $4,237,358 and $839,272, respectively. Sales for the three months ended August 31, 2022 increased by $3,398,086 or 405% over the same comparable period in 2021, primarily due to the acquisition of the hearing protection and hearing enhancement business, pursuant to the asset purchase agreement.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended August 31, 2022 and 2021 was $954,704 and $363,896, respectively. Cost of sales as a percentage of sales for the three months ended August 31, 2022 and 2021 was 23% and 43%, respectively. Cost of sales as a percentage of sales decreased in 2022 for the respective period as compared to the same comparable period in 2021, which was primarily due to the acquisition of the new business with higher profit margins.

Gross profit for the three months ended August 31, 2022 and 2021 was $3,282,654 and $475,376, respectively. Gross profit as a percentage of sales for the three months ended August 31, 2022, was 77% as compared to 57% for the same comparable period in 2021. The increase in gross profit for the three months ended August 31, 2022 was primarily attributable to the acquisition of the new business with higher profit margins.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended August 31, 2022 and 2021 were $3,083,253 and $489,850, respectively. Operating expenses for the three months ended August 31, 2022, increased in amount by $2,593,403 or 529% over the comparable period in 2021. This increase was primarily due to the costs related to the new business which was acquired during the three months ended August 31, 2022. Operating expenses as a percentage of sales for the three months ended August 31, 2022 and 2021 were 73% and 58%, respectively.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the three months ended August 31, 2022 and 2021 was $1,837 and $11, respectively. Interest expense and finance changes for the three months ended August 31, 2022 and 2021 were $1,458 and $1,576, respectively, primarily due to interest expense related to business credit card financing charges. The Company recognized $50,500 gain on debt forgiveness during the three months ended August 31, 2022. There was no such gain recognized for the same comparable period in the previous year.

Provision for income taxes amounted to $74,753 and $0 for the three months ended August 31, 2022 and 2021, respectively. The Company recorded a provision during the current period for the net income earned. The Company had net loss in the comparable period in the previous year, hence no provision for taxes was recorded.

As a result of the above, we reported a net income of $175,527 and a net loss of $16,039 for the three months ended August 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses in the past. We expect to earn net income during the current fiscal year 2023 and in future. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the three months ended August 31, 2022 was $807,633, attributable to a net income of $175,527, depreciation and amortization of $19,669, stock based compensation expense of $97,283, gain on settlement of debt of $50,500, and net change in operating assets and liabilities of $565,654 primarily due to a decrease in inventory and increase in accounts payable, contract liabilities and other current liabilities, partially offset by an increase in accounts receivable and prepayments. Net cash flows provided by operating activities for the three months ended August 31, 2021 was $8,317, attributable to a net loss of $16,039, depreciation of $2,346, bad debt expense of $2,316, and net change in operating assets and liabilities of $19,694 primarily due to a decrease in inventory and prepaid expenses, partially offset by an increase in accounts receivable and decrease in accounts payable and customer deposits.

Investing Activities

Net cash flows provided by investing activities for the three months ended August 31, 2022 and 2021 was $1,060,014 and $0 respectively, attributable to the cash received from acquisition of business during the three-month period ended August 31, 2022, partially offset by the purchase of property and equipment during the same period.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2022 and 2021, amounted to $1,907 and $17,446, respectively. For the three months ended August 31, 2021, we received $10,000 in COVID-19 related grants.

As a result of the activities described above, we recorded a net increase in cash of $1,869,554 for the three months ended August 31, 2022 and an increase in cash of $25,763 for the three months ended August 31, 2021.

As of August 31, 2022, we had the following secured loans outstanding, both of which were administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000 and a loan received pursuant to the PPP in the amount of $6,300. The Company has not paid any installments on either loan, and as of August 31, 2022 and currently, both loans are in default.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, pursuant to a voting agreement, effective June 16, 2022, with Axil and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. There can be no assurance that we will be able to raise capital for our operations on favorable terms, or at all. We have not located any sources for additional funds and may not be able to do so in the future. We expect that we will seek additional financing in the future but, we may not be able to obtain additional capital when needed or at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at generating sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations and may be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

Significant Accounting Policies

See the footnotes to our unaudited consolidated financial statements for the three months ended August 31, 2022 and 2021, included with this quarterly report.

Impact of COVID-19

For over two years, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread have impacted our business. The impact of COVID-19 on our operating results for the three months ended August 31, 2022 was limited, in all material respects, on our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

To the extent that COVID-19 continues or worsens, including challenges arising from the emergence of new variants of COVID-19, governments may extend ongoing restrictions, reimplement previous restrictions or impose additional restrictions. The result of COVID-19 and those restrictions have resulted, and could continue to result, in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as salons and spas, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials and for supply chains to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses or incomes are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and credit risks of our customers and counterparties.

Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain and could be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on our assessment, our principal executive officer and principal financial officer concluded that, as of August 31, 2022, our disclosure controls and procedures were effective based on those criteria.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of August 31, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended August 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed herewith
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-220846) filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-220846) filed with the SEC on October 6, 2017).
10.1	Voting Agreement, dated June 16, 2022, between Reviv3 Procare Company, Intrepid Global Advisors, and Axil & Associated Brands Corp. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.2	Amendment to Asset Purchase Agreement, dated September 8, 2022, between Reviv3 Procare Company, Reviv3 Acquisition Corporation, and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X (furnished herewith)
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

+	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: October 12, 2022

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher Go
Christopher Go
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)