Form 10-Q
period 2022-11-30
Reviv3 Procare Co
filed 2023-01-10
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56351

Reviv3 Procare Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fremont Avenue, Unit 158 And Unit 168, Alhambra, CA	91803
(Address of Principal Executive Offices)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

9480 Telstar Avenue, Suite 5, El Monte, California 91731

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

As of January 10, 2023, there were 116,858,340 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “could,” “would,” “will likely result”, “project,” “continue” or similar terminology, although not all forward-looking statements contain these words, and any statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, actual results may differ materially depending on a variety of important factors including, among others: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, as well as the potential impact on our vendors in China; the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Ukraine-Russia conflict and ongoing impact of COVID-19, and other downturns in the business cycle or the economy, such as potential recession; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to raise additional funds or obtain other forms of financing on acceptable terms, or at all; our ability to repay our outstanding loans; our ability to successfully implement and achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict and the COVID-19 pandemic; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; and implementation of environmental remediation matters.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2022	May 31, 2022
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,018,170	$373,731
Accounts receivable, net	791,325	105,921
Inventory, net	2,113,678	323,388
Prepaid expenses and other current assets	380,095	-

Total Current Assets	7,303,268	803,040

OTHER ASSETS:
Property and equipment, net	159,627	29,145
Intangible assets, net	421,423	-
Right of use asset	-	45,453
Other assets	20,087	16,277
Goodwill	2,152,215	-

Total Other Assets	2,753,352	90,875

TOTAL ASSETS	$10,056,620	$893,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,322,240	$435,713
Contract liabilities- current	817,606	-
Notes payable	208,688	156,300
Due to related party	136,844	25,452
Other current liabilities	1,450,495	89,538

Total Current Liabilities	3,935,873	707,003

LONG TERM LIABILITIES:
Equipment payable	450	2,200
Contract liabilities- long term	573,483	-

Total Long Term Liabilities	573,933	2,200

Total Liabilities	4,509,806	709,203

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 and none shares issued and outstanding as of November 30 and May 31, 2022, respectively	25,000	-
Common stock, $0.0001 par value: 450,000,000 shares authorized; 116,556,165 and 41,945,881 shares issued, issuable and outstanding as of November 30 and May 31, 2022, respectively	11,656	4,195
Additional paid-in capital	9,899,298	5,472,084
Accumulated deficit	(4,389,140)	(5,291,567)

Total Stockholders’ Equity	5,546,814	184,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,056,620	$893,915

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Sales	$6,731,999	$493,816	$10,969,357	$1,333,088

Cost of sales	1,692,965	112,800	2,647,669	476,696

Gross profit	5,039,034	381,016	8,321,688	856,392

OPERATING EXPENSES:
Marketing and selling expenses	3,098,898	269,051	5,076,874	620,673
Compensation and related taxes	509,339	777	790,027	11,608
Professional and consulting expenses	213,205	55,686	679,655	119,554
General and administrative	232,597	60,739	590,736	124,268

Total Operating Expenses	4,054,039	386,253	7,137,292	876,103

INCOME (LOSS) FROM OPERATIONS	984,995	(5,237)	1,184,396	(19,711)

OTHER INCOME (EXPENSE):
Gain on debt settlement	-	35,000	50,500	35,000
Interest income	4,704	7	6,541	18
Interest expense and other finance charges	(1,755)	(1,569)	(3,213)	(3,145)

Other Income (Expense), Net	2,949	33,438	53,828	31,873

INCOME BEFORE PROVISION FOR INCOME TAXES	987,944	28,201	1,238,224	12,162

Provision for income taxes	261,044	-	335,797	-

NET INCOME	$726,900	$28,201	$902,427	$12,162

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	115,226,893	41,945,881	108,779,476	41,945,881
Diluted	368,933,486	41,945,881	341,429,203	41,945,881

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

For the six months ended November 30, 2022

			Common Stock		Additional		Total
	Preferred Stock		Issued And Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	-	$-	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	-	4,007,480

Stock options expense	-	-	-	-	124,145	-	124,145

Shares to be issued for cash	-	-	1,426,391	143	327,907	-	328,050

Net income for the six months ended November 30, 2022	-	-	-	-	-	902,427	902,427

Balance, November 30, 2022	250,000,000	$25,000	116,556,165	$11,656	$9,899,298	$(4,389,140)	$5,546,814

For the three months ended November 30, 2022

			Common Stock		Additional		Total
	Preferred Stock		Issued And Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2022	250,000,000	$25,000	115,129,774	$11,513	$9,544,529	$(5,116,040)	$4,465,002

Stock options expense	-	-	-	-	26,862	-	26,862

Shares to be issued for cash	-	-	1,426,391	143	327,907	-	328,050

Net income for the three months ended November 30, 2022	-	-	-	-	-	726,900	726,900

Balance, November 30, 2022	250,000,000	$25,000	116,556,165	$11,656	$9,899,298	$(4,389,140)	$5,546,814

For the six months ended November 30, 2021

			Common Stock		Additional		Total
	Preferred Stock		Issued And Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net income for the six months ended November 30, 2021	-	-	-	-	-	12,162	12,162

Balance, November 30, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

For the three months ended November 30, 2021

			Common Stock		Additional		Total
	Preferred Stock		Issued And Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,124,703)	$329,609

Net income for the three months ended November 30, 2021	-	-	-	-	-	28,201	28,201

Balance, November 30, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$902,427	$12,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,015	4,475
Bad debts	105,975	2,316
Deposit used in rent	8,385	-
Stock based compensation	124,145	-
Gain on debt settlement	(50,500)	(35,000)
Amortization of prepaid expense	3,159	-
Change in operating assets and liabilities:
Accounts receivable	(563,594)	2,707
Inventory	(447,830)	149,231
Prepaid expenses and other current assets	(243,010)	(12,655)
Deposits	(12,195)	-
Accounts payable	651,365	(60,745)
Other current liabilities	1,327,096	(90,551)
Contract liabilities	347,757	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,196,195	(28,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	1,066,414	-
Purchase of intangible assets	-	-
Purchase of property and equipment	(54,400)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,012,014	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock to be issued	328,050	-
Proceeds from loan payable	-	35,000
Repayment of equipment financing	(1,750)	(1,650)
Repayment of note payable	(1,462)	-
Advances from (repayment to) related parties, net	111,392	(21,377)

NET CASH PROVIDED BY FINANCING ACTIVITIES	436,230	11,973

NET INCREASE (DECREASE) IN CASH	3,644,439	(16,087)

CASH - Beginning of period	373,731	496,937

CASH - End of period	$4,018,170	$480,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$250	$500
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$4,007,480	$-

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

On June 16, 2022, the Company completed the acquisition of (i) the hearing protection business of Axil & Associated Brands Corp., a Delaware corporation (“Axil”), consisting of ear plugs and ear muffs, and (ii) Axil’s ear bud business, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022, by and among the Company and its subsidiary Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. The acquired business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

The Company is utilizing the Axil assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2022, and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2022. The results of operations for the three and six months ended November 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include Reviv3 Procare Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Risk and Uncertainty Concerning COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to impact the United States and the World. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese vendor facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020, although some later shut down for periods of time due to COVID-19 restrictions. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers has been, and may continue to be, partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on our employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company obtained two loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and one loan under the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Note 7 – Notes Payable.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year 2023. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We have recently raised capital through the sale of common stock and may need or choose to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

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

Accounts receivables comprise of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

NOVEMBER 30, 2022

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

NOVEMBER 30, 2022

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

As of November 30, 2022 and May 31, 2022, contract liabilities amounted to $1,391,089 and $0, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,135,809 and $0, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $255,280 and $0, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years. Approximately $817,606 will be recognized in year 1, $401,613 will be recognized in year 2 and $171,870 will be recognized in year 3.

Revenue recognized, during the three months ended November 30, 2022, that was included in the contract liability balance at the beginning of period (acquisition of Axil) was $125,993. Revenue recognized, during the six months ended November 30, 2022, that was included in the contract liability balance at the beginning of period (acquisition of Axil) was $221,401.

See Note 13 for revenue disaggregation disclosures.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees paid to vendors for inventory purchase.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $222,193 and $50,895 for the three months ended November 30, 2022 and 2021, respectively. Shipping costs included in marketing and selling expense were $507,522 and $122,572 for the six months ended November 30, 2022 and 2021, respectively.

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

NOVEMBER 30, 2022

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

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the six months ended November 30, 2022 and 2021.

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

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At November 30, 2022, the Company had 5,600,000 options and 250,000,000 shares of preferred stock outstanding, all of which were potentially dilutive securities. At November 30, 2021, the Company had no potentially dilutive securities outstanding related to common stock.

The following table sets forth the computations of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Net income	$726,900	$28,201	$902,427	$12,162

Weighted average basic shares	115,226,893	41,945,881	108,779,476	41,945,881
Dilutive securities:
Convertible preferred stock	250,000,000	-	228,142,077	-
Stock options	3,706,593	-	4,507,650	-
Weighted average dilutive shares	368,933,486	41,945,881	341,429,203	41,945,881

Earnings per share:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases , which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

The Company’s lease for its corporate headquarters has been classified as an operating lease. Please see Note 10 – “Commitments and Contingencies” – “Leases” below for more information about the Company’s leases.

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

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation specifically, the accounts payable have been separated from the accrued expenses, to conform with the current period’s presentation.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company opted to adopt this ASU as of June 1, 2022. The adoption of the guidance did not have a material impact on the accompanying consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	November 30, 2022	May 31, 2022
Customers Receivable	$496,571	$115,741
Merchant processor receivable	410,549	-
Less: Allowance for doubtful debts	(115,795)	(9,820)
	$791,325	$105,921

The Company recorded bad debt expense of $105,975 and $0 during the three months ended November 30, 2022 and 2021, respectively. The Company recorded bad debt expense of $105,975 and $2,316 during the six months ended November 30, 2022 and 2021, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	November 30, 2022	May 31, 2022
Finished Goods	$1,804,534	$29,249
Raw Materials	$309,144	$294,139
Inventory, net	$2,113,678	$323,388

At November 30, 2022 and May 31, 2022, inventory held at third party locations amounted to $10,406 and $16,940, respectively. At November 30, 2022 and May 31, 2022, inventory in-transit amounted to $256,510 and $0, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2022	May 31, 2022
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	22,130	17,392
Office equipment	5-10 years	8,838	-
Plant Equipment	5-10 years	154,527	45,128
Automobile	5 years	15,000	-
Less: Accumulated Depreciation		(46,627)	(39,134)
		$159,627	$29,145

Depreciation expense amounted to $3,970 and $2,128 for the three months ended November 30, 2022 and 2021, respectively.  Depreciation expense amounted to $7,493 and $4,475 for the six months ended November 30, 2022 and 2021, respectively.

Note 6 – Intangible Assets

The Company acquired intangible assets through the asset purchase agreement. (See Note 12). These intangible assets consisted of the following:

	Estimated Life	November 30, 2022	May 31, 2022
Licensing rights	3 years	$11,945	$-
Customer Relationships	3 years	70,000	-
Trade Names	10 years	275,000	-
Website	5 years	100,000	-
Less: Accumulated Amortization		(35,522)	-
		$421,423	$-

Amortization expense amounted to $19,376 and $0 for the three months ended November 30, 2022 and 2021, respectively. Amortization expense amounted to $35,522 and $0 for the six months ended November 30, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 7 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The EIDL loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded accrued interest of $14,206 and $11,684, as of November 30, 2022 and May 31, 2022, respectively. The Company has not paid two installments of the loan as of November 30, 2022 and the loan is currently in default.

On February 7, 2021, a commercial bank granted to the Company a loan in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw Paycheck Protection Program (the “PPP”) of the CARES Act. The PPP loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded accrued interest of $111 and $75, as of November 30, 2022 and May 31, 2022, respectively. The Company has not paid any installment of the loan as of November 30, 2022 and the loan is currently in default.

During the six months ended November 30, 2022 the Company obtained insurance financing of $53,337 on the general liability and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. As of November 30, 2022, no installment has been paid and the loan is currently in default. As of November 30, 2022 outstanding balance of the loan amounted to $53,337.

	November 30, 2022	May 31, 2022
Insurance Financing	$53,337	$-
Second Draw Paycheck Protection Program (PPP- 2)	6,300	6,300
Economic Injury Disaster Loan Program (EIDL)	149,051	150,000
Total	208,688	156,300
Less: Current portion	(208,688)	(156,300)
Non-current portion	$-	$-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 8 – Other Current Liabilities

Other current liabilities comprised of the following:

	November 30, 2022	May 31, 2022
Credit Cards	$21,768	2,966
Equipment Payable, current	3,300	3,300
Lease Liability	-	47,166
Customer Deposits	360,046	16,523
Royalty Payment Accrual	33,809	-
Affiliate Accrual	154,704	-
Income Tax Accrual	335,797	-
Accrued Payroll	100,401	-
Sales Tax Payable	305,585	-
Accrued Expenses	120,774	-
Accrued Interest and Other	14,311	19,583
Other current liabilities	$1,450,495	$89,538

Note 9 – Stockholders’ Equity

Shares Authorized

On June 13, 2022, the Company amended its amended and restated certificate of incorporation to increase the number of authorized common stock, par value $0.0001 common stock per share, from 100,000,000 to 450,000,000 and to increase the number of authorized preferred stock, par value $0.0001 per share, from 20,000,000 to 300,000,000. On November 30, 2022, the authorized capital of the Company consisted of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

During the six months ended November 30, 2022, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company common stock on a one-to-one ratio, pursuant to the Asset Purchase Agreement (See Note 12). These 250,000,000 shares were valued at the fair market value of $3,100,000. The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Corporation or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of Common Stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Corporation’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Securities and Exchange Act of 1934 and the applicable rules and regulations thereunder.

As of November 30, 2022, 250,000,000 shares of preferred stock were issued and outstanding.

No shares of preferred stock were issued and outstanding as of May 31, 2022.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Common Stock

As of November 30, 2022, 116,556,165 shares of common stock were issued and outstanding.

During the six months ended November 30, 2022, the Company issued 73,183,893 shares of common stock, valued at $907,480, as consideration pursuant to the Asset Purchase agreement (See Note 12).

During the six months ended November 30, 2022, the Company sold 1,426,391 shares of common stock at $0.23 per share for a total of $328,050, under several private placement agreements.

No shares of common stock were issued during the six months period ended November 30, 2021.

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. 1,656,250 options were vested as of November 30, 2022. The Company computed the aggregate grant date fair value of $477,000 using the black-scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period.

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to an officer of the Company, to purchase, in the aggregate, up to 300,000 shares of its Common Stock, at an exercise price of $0.20 per share and expiring on October 31, 2032. The options vest over time with 25% of the options vesting on January 30, 2023 and thereafter vesting 1/33rd on the 1st of every month. None of these options were vested as of November 30, 2022. The Company computed the aggregate grant date fair value of $60,090 using the black-scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period.

During the three months ended November 30, 2022 and 2021, the Company recorded a stock-based compensation expense of $26,862 and $0, respectively, for these options, in the accompanying consolidated financial statements. During the six months ended November 30, 2022 and 2021, the Company recorded a stock-based compensation expense of $124,145 and $0, respectively, for these options, in the accompanying consolidated financial statements.

The following table summarizes the activity relating to the Company’s stock options held by Officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at June 1, 2022	5,300,000	$0.09	9.42
Granted	300,000	0.20	9.93
Exercised	-	-	-
Outstanding at November 30, 2022	5,600,000	$0.10	9.45
Less: Unvested at November 30, 2022	(3,943,750)	0.10	9.46
Vested at November 30, 2022	1,656,250	$0.09	9.42

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Note 10 – Commitments and contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company entered into a lease agreement in connection with its office and warehouse facility in California under an operating lease on December 1, 2019 for 3 years. The lease expired on November 30, 2022. On November 9, 2022, the Company entered into a new lease agreement for two years, commencing on December 1, 2022 and expiring on November 30, 2024. The Company has to pay a monthly base rent of $6,098 for the first twelve months and $6,342 for the next twelve months, under the lease agreement.

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

Pursuant to the standard, the Company computed an initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which will be recorded on books at the commencement of the lease on December 1, 2022. A lease term of two years and a discount rate of 12% was used. During the three months ended November 30, 2022 and 2021, the Company recorded a lease expense in the amount of $23,559 and $23,559, respectively, for the old lease which expired on November 30, 2022. During the six months ended November 30, 2022 and 2021, the Company recorded a lease expense in the amount of $47,117 and $47,117, respectively, for the old lease which expired on November 30, 2022. As of November 30, 2022, the lease liability balance was $0 and the right of use asset balance was $0.

Supplemental balance sheet information related to leases was as follows:

	November 30, 2022	May 31, 2022
Assets
Right of use assets	$-	$235,748
Accumulated reduction	-	(190,295)
Operating lease assets, net	$-	$45,453

Liabilities
Lease liability	$-	$235,748
Accumulated reduction	-	(188,582)
Total lease liability, net	-	47,166
Current portion	-	(47,166)
Non-current portion	$-	$-

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of November 30, 2022.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At November 30, 2022 and May 31, 2022, the Company had a payable to the officer of $136,844 and $25,452, respectively. These advances are due on demand and non-interest bearing.

During the six months period ended November 30, 2022, the Company made purchases of $20,737 from certain related parties. During the three months period ended November 30, 2022, the Company made purchases of $12,434 from certain related parties.

During the six months period ended November 30, 2022, the Company paid $118,114 as consulting fee to a major shareholder of Axil, which is the largest shareholder of the Company . The Company also paid $42,630 to the sons of the major shareholder as compensation for services, during the six months period ended November 30, 2022. During the three months period ended November 30, 2022, the Company paid $80,779 as consulting fee to a major shareholder of Axil. The Company also paid $36,389 to the sons of the major shareholder as compensation for services, during the three months period ended November 30, 2022.

During the six months period ended November 30, 2022, the Company paid $72,484 as consulting fee to the son-in-law of a major shareholder of Axil. The Company paid $55,181 to the son of the major shareholder in commissions and contractor fee, during the six months period ended November 30, 2022. The Company also paid $8,428 to the daughter of the major shareholder as compensation for services, during the six months period ended November 30, 2022. During the three months period ended November 30, 2022, the Company paid $39,150 as consulting fee to the son-in-law of a major shareholder of Axil. The Company paid $32,221 to the son of the major shareholder in commissions and contractor fee, during the three months period ended November 30, 2022. The Company also paid $4,500 to the daughter of the major shareholder as compensation for services, during the three months period ended November 30, 2022.

Note 12 – Asset Purchase Agreement

On June 16, 2022, the Company completed the acquisition of certain assets of Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022. by and among the Company, its subsidiary, Axil and certain of Axil’s stockholders, providing for the acquisition of Axil’s hearing protection business and ear bud business. The business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

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

REVIV3 PROCARE COMPANY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$1,066,414
Accounts receivables	227,786
Inventory	1,342,461
Prepaid expenses	62,452
Other assets	108,030
Accounts payables	(285,665)
Deferred revenues	(1,043,332)
Other liabilities	(79,826)
Net tangible assets acquired	$1,398,320

Identifiable intangible assets
Licensing rights	$11,945
Customer relationships	70,000
Tradenames	275,000
Website	100,000

Total Identifiable intangible assets	$456,945

Consideration paid	$4,007,480
Total net assets acquired	1,855,265
Preliminary goodwill purchased	$2,152,215

We completed the accounting and preliminary valuations of the assets acquired and liabilities assumed and, accordingly, the estimated fair values are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Pro Forma Information (Unaudited)

The unaudited pro forma condensed combined financial statements are based on Reviv3 Procare Company and Axil & Associated Brands Corp.’s unaudited historical consolidated financial statements as adjusted to give effect to the Asset Purchase Agreement. The unaudited pro forma combined statements of operations for the three months and six months ended November 30, 2022 and 2021, for Reviv3 Procare Company and Axil & Associated Brands Corp., give effect to the Asset Purchase Agreement as if it had occurred on June 1, 2022 and 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Revenue	$6,731,999	$5,085,369	$11,650,248	$7,997,583
Net income (loss)	$726,900	$101,945	$863,912	$(118,533)
Earnings (loss) per common share
Basic	$0.01	$0.00	$0.01	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that result in the future.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2022 and May 31, 2022, the Company held cash of approximately $3,416,837 and $123,871, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2022.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

Concentration of Revenue, Product Line, and Supplier

During the three months ended November 30, 2022 there were no sales to any customer, which represented over 10% of our total sales. During the three months ended November 30, 2021 sales to one customer, aggregated to approximately 12% of the Company’s net sales. During the six months ended November 30, 2022 there were no sales to any customer, which represented over 10% of our total sales. During the six months ended November 30, 2021 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 34% of the Company’s net sales at 13% and 21%.

During the three months ended November 30, 2022, sales to customers outside the United States represented approximately 5% which consisted of 4% sales from Canada and balance 1% from several other countries. During the three months ended November 30, 2021, sales to customers outside the United States represented approximately 27% which consisted of sales of 20% from Canada and 7% from Italy. During the six months ended November 30, 2022, sales to customers outside the United States represented approximately 6% which consisted of 4% sales from Canada and balance 2% from several other countries. During the six months ended November 30, 2021, sales to customers outside the United States represented approximately 16% which consisted of 13% from Canada and 3% from EU.

During the three months ended November 30, 2022, sales by product line which each represented over 10% of sales consisted of approximately 86% from sale of our ear buds for PSAP (personal sound amplification product) and hearing protection. During the three months ended November 30, 2021, sales by product line which each represented over 10% of sales consisted of approximately 14% from sale of shampoo, 11% from sale of moisturizer and conditioner, 39% from sales of bundled packages and 18% from sale of introductory kit (shampoo, conditioner and treatment spray).During the six months ended November 30, 2022, , sales by product line which each represented over 10% of sales consisted of approximately 85% from sale of our ear buds for PSAP (personal sound amplification product) and hearing protection. During the six months ended November 30, 2021, sales by product line which each represented over 10% of sales consisted of approximately 21% from sale of fragrance shampoo and conditioner, 22% from sales of bundled packages and 29% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the six months ended November 30, sales by product line comprised of the following:

	For the Six Months ended November 30,
	2022	2021
Ear buds (PSAP)	85%	-
Other hearing enhancement products	10%	-
Hair care and skin care products	5%	100%
Total	100%	100%

At November 30, 2022, accounts receivable from three customers represented approximately 71% at 48%, 13% and 10%. At May 31, 2022, accounts receivable from four  customers represented approximately 74% at 11%, 12%, 14% and 37%.

The Company purchased inventories and products from one vendor totaling approximately $2.2 million (80% of the purchases) and three vendors totaling approximately $71,240 (100% of the purchases at 40%, 42% and 18%) during the three months ended November 30, 2022 and 2021, respectively. 84% and 0% of our purchases were from international vendors, during the three months ended November 30, 2022 and 2021, respectively.

The Company purchased inventories and products from one vendor totaling approximately $2.6 million (73% of purchases) and three vendors totaling approximately $121,859 (96% of the purchases at 27%, 48% and 21%) during the six months ended November 30, 2022 and 2021, respectively. 79% and 0% of our purchases were from international vendors, during the three months ended November 30, 2022 and 2021, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

The Company’s segment information is as follows:

	Three months ended November 30,		Six months ended November 30,
	2022	2021	2022	2021
Net Sales
Hair care and skin care	$418,734	$493,816	$903,970	$1,333,088
Hearing enhancement and protection	6,313,265	-	10,065,387	-
Total net sales	$6,731,999	$493,816	$10,969,357	$1,333,088

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$316,326	$381,016	$640,431	$856,392
Hearing enhancement and protection	4,722,709	-	7,681,257	-
Total segment gross profit	5,039,034	381,016	8,321,688	856,392
Selling and Marketing	3,098,898	269,051	5,076,874	620,673
General and Administrative	955,141	117,202	2,060,418	255,430
Consolidated operating income (loss)	$984,995	$(5,237)	$1,184,396	$(19,711)

Total Assets:
Hair care and skin care	$1,018,083	$1,060,400	$1,018,083	$1,060,400
Hearing enhancement and protection	9,038,537	-	9,038,537	-
Consolidated total assets	$10,056,620	$1,060,400	$10,056,620	$1,060,400

Payments for property and equipment
Hair care and skin care	$-	$-	$-	$-
Hearing enhancement and protection	54,400	-	54,400	-
Consolidated total payments for property and equipment	$54,400	$-	$54,400	$-

Depreciation and amortization
Hair care and skin care	$1,418	$2,128	$2,841	$4,475
Hearing enhancement and protection	21,928	-	40,174	-
Consolidated total depreciation and amortization	$23,346	$2,128	$43,015	$4,475

Geographic Area Information

During the three months ended November 30, 2022, approximately 95% of our consolidated net sales and, during the three months ended November 30, 2021, approximately 73% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the six months ended November 30, 2022, approximately 94% of our consolidated net sales and, during the six months ended November 30, 2021, approximately 84% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

Note 15 – Subsequent Events

The Company sold 302,175 shares of common stock for $94,500 to be issued at $0.23 per share, under several private placement agreements.

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

Overview

Reviv3 Procare Company is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of twelve exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. Currently, we produce fifty-one products with eighty separate stock-keeping units (“SKUs”), including hearing protection and ear bud products as a result of our asset acquisition in June 2022, described below, and look to expand our product lines over the next twelve months.

On May 1, 2022, Reviv3 Procare Company entered into an Asset Purchase Agreement with Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of Axil consisting of ear plugs and ear muffs, and Axil’s ear bud business. These businesses constituted substantially all of the business operations of Axil. The acquisition did not include Axil’s hearing aid line of business, which Axil will continue to operate following the completion of the acquisition. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and Axil entered into an amendment to the asset purchase agreement in which eliminated the provision in the Asset Purchase Agreement requiring the Company to effectuate a reverse stock split of its common stock and preferred stock pursuant to the asset purchase agreement within a certain period of time.

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

Reviv3 Procare Company was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC, which was organized on July 31, 2013. The Company is not, and has not been at any time, a shell company. The Company has moved its corporate headquarters to 901 Fremont Avenue, Units 158 and 168, Alhambra, California 91803. Its phone number remains the same.

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

Results of Operations

For the Six months Ended November 30, 2022 Compared to the Six months Ended November 30, 2021

Sales for the six months ended November 30, 2022 and 2021 were $10,969,357 and $1,333,088, respectively. Sales for the six months ended November 30, 2022 increased by $9,636,269 or 723% over the same comparable period in 2021, primarily due to the acquisition of the hearing protection and hearing enhancement business, pursuant to the asset purchase agreement.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the six months ended November 30, 2022 and 2021 was $2,647,669 and $476,696, respectively. Cost of sales as a percentage of sales for the six months ended November 30, 2022 and 2021 was 24% and 36%, respectively. Cost of sales as a percentage of sales decreased in 2022 for the respective period as compared to the same comparable period in 2021, which was primarily due to the acquisition of the new business with higher profit margins.

Gross profit for the six months ended November 30, 2022 and 2021 was $8,321,688 and $856,392, respectively. Gross profit as a percentage of sales for the six months ended November 30, 2022, was 76% as compared to 64% for the same comparable period in 2021. The increase in gross profit for the six months ended November 30, 2022 was primarily attributable to the acquisition of the new business with higher profit margins.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the six months ended November 30, 2022 and 2021 were $7,137,292 and $876,103, respectively. Operating expenses for the six months ended November 30, 2022, increased in amount by $6,261,189 or 715% over the comparable period in 2021. This increase was primarily due to the costs related to the new business which was acquired during the six months ended November 30, 2022. Operating expenses as a percentage of sales for the six months ended November 30, 2022 and 2021 were 65% and 66%, respectively.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the six months ended November 30, 2022 and 2021 was $6,541 and $18, respectively. Interest expense and finance changes for the six months ended November 30, 2022 and 2021 were $3,213 and $3,145, respectively, primarily due to interest expense related to business credit card financing charges. The Company recognized $50,500 and $35,000 as gain on debt forgiveness during the six months ended November 30, 2022 and 2021, respectively.

Provision for income taxes amounted to $335,797 and $0 for the six months ended November 30, 2022 and 2021, respectively. The Company recorded a provision during the current period for the net income earned. The Company had net loss in the comparable period in the previous year, hence no provision for taxes was recorded.

As a result of the above, we reported a net income of $902,427 and $12,162 for the six months ended November 30, 2022 and 2021, respectively.

For the Three months Ended November 30, 2022 Compared to the Three months Ended November 30, 2021

Sales for the three months ended November 30, 2022 and 2021 were $6,731,999 and $493,816, respectively. Sales for the three months ended November 30, 2022 increased by $6,238,183 or 1,264% over the same comparable period in 2021, primarily due to the acquisition of the hearing protection and hearing enhancement business, pursuant to the asset purchase agreement.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended November 30, 2022 and 2021 was $1,692,965 and $112,800, respectively. Cost of sales as a percentage of sales for the three months ended November 30, 2022 and 2021 was 25% and 23%, respectively. Cost of sales as a percentage of sales, for the three months ended November 30, 2022 was comparable to the same period in 2021.

Gross profit for the three months ended November 30, 2022 and 2021 was $5,039,034 and $381,016, respectively. Gross profit as a percentage of sales for the three months ended November 30, 2022, was 75% as compared to 77% for the same comparable period in 2021. Gross profit as a percentage of sales for the three months ended November 30, 2022 was comparable to the same period in 2021.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended November 30, 2022 and 2021 were $4,054,039 and $386,253, respectively. Operating expenses for the three months ended November 30, 2022, increased in amount by $3,667,786 or 950% over the comparable period in 2021. This increase was primarily due to the costs related to the new business which was acquired during the six months ended November 30, 2022. Operating expenses as a percentage of sales for the three months ended November 30, 2022 and 2021 were 60% and 78%, respectively. The decrease in operating expenses as a percentage of sales for the three months ended November 30, 2022, was primarily due to better cost controls.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the three months ended November 30, 2022 and 2021 was $4,704 and $7, respectively. Interest expense and finance changes for the three months ended November 30, 2022 and 2021 were $1,755 and $1,569, respectively, primarily due to interest expense related to business credit card financing charges. The Company recognized $35,000 gain on debt forgiveness during the three months ended November 30, 2021. There was no such gain recognized for the same comparable period in the current year.

Provision for income taxes amounted to $261,044 and $0 for the three months ended November 30, 2022 and 2021, respectively. The Company recorded a provision during the current period for the net income earned. The Company had net loss in the comparable period in the previous year, hence no provision for taxes was recorded.

As a result of the above, we reported a net income of $726,900 and $28,201 for the three months ended November 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year 2023. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We have recently raised capital through the sale of our common stock and may need or choose to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the six months ended November 30, 2022 was $2,196,195, attributable to a net income of $902,427, depreciation and amortization of $43,015, provision for bad debts of $105,975, stock based compensation expense of $124,145, gain on settlement of debt of $50,500, utilization of security deposit to pay rent of $8,385, amortization of prepaid expenses of $3,159 and net change in operating assets and liabilities of $1,059,589 primarily due to an increase in inventory, increase in prepaid expenses, increase in security deposit and increase in accounts receivable offset by an increase in accounts payable, increase in other current liabilities and increase in contract liabilities. Net cash flows used in operating activities for the six months ended November 30, 2021 was $28,060, attributable to a net income of $12,162, depreciation of $4,475, bad debt expense of $2,316, gain on debt forgiveness of $35,000 and net change in operating assets and liabilities of $12,013 primarily due to decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses, customer deposits and an increase in prepaid expenses.

Investing Activities

Net cash flows provided by investing activities for the six months ended November 30, 2022 and 2021 was $1,012,014 and $0 respectively, attributable to the cash received from acquisition of business during the six-month period ended November 30, 2022, partially offset by the purchase of property and equipment during the same period.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2022 and 2021, amounted to $436,230 and $11,973, respectively. For the six months ended November 30, 2022, we raised capital of $328,050 pursuant to a private placement of shares of common stock, we received $111,392 in related party loans, we repaid $1,462 towards the EIDL loan and we repaid $1,750 towards equipment financing. For the six months ended November 30, 2021, we received $35,000 in COVID-19 related grants, we repaid advances from a related party of $21,377 and repaid $1,650 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $3,644,439 for the six months ended November 30, 2022 and a decrease in cash of $16,087 for the six months ended November 30, 2021.

As of November 30, 2022, we had the following secured loans outstanding, both of which were administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000 of which $149,051 remains outstanding and a loan received pursuant to the PPP in the amount of $6,300. The Company has paid two installments on the EIDL loan, but no installment of the PPP loan has been paid, and as of November 30, 2022 and currently, both loans are in default.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with Axil and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. There can be no assurance that we will be able to raise capital for our operations on favorable terms, or at all. We have not located any sources for additional funds and may not be able to do so in the future. We expect that we will seek additional financing in the future but may not be able to obtain additional capital when needed or at all, particularly if certain unfavorable economic and market conditions, such as inflation and the impacts of COVID-19 pandemic and supply chain disruptions, persist or worsen and intensify risks of a potential recession or other economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at generating sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations and may be required to seek protection from creditors under applicable bankruptcy laws.

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

Significant Accounting Policies

See the footnotes to our unaudited consolidated financial statements for the six months ended November 30, 2022 and 2021, included with this quarterly report.

Impact of COVID-19

For over two years, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread have impacted our business. The impact of COVID-19 on our operating results for the six months ended November 30, 2022 was limited, in all material respects, on our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and in some areas continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on our assessment, our principal executive officer and principal financial officer concluded that, as of November 30, 2022, our disclosure controls and procedures were effective based on those criteria.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying unaudited financial statements as of November 30, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2022, the Company granted to an officer a stock option to purchase up to 300,000 shares of Company’s common stock, at an exercise price of $0.20 per share, pursuant to the Company’s 2022 Equity Incentive Plan. In addition, we sold 1,426,391 shares of common stock, under a private placement, to accredited investors, at a purchase price of $0.23 per share, for net proceeds of $328,050.

In December 2022, the Company sold additional 302,175 shares of common stock, under the private placement agreement, to accredited investors, at a purchase price of $0.23 per share, for net proceeds of $94,500.

The sale or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D and Rule 506 promulgated thereunder, as transactions of a Company not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information. All the common stock issued or issuable upon exercise or conversion of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) During the six months ended November 30, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit		Filed
Number	Exhibit Description	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-220846) filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-220846) filed with the SEC on October 6, 2017).
10.1	Amendment to Asset Purchase Agreement, dated September 8, 2022, between Reviv3 Procare Company, Reviv3 Acquisition Corporation, and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 12, 2022).
10.2*	Executive Employment Agreement, dated November 1, 2022, by and between Reviv3 Procare Company and Meenu Jain (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.3	Amendment Number 1 to Voting Agreement, dated November 7, 2022, by and among Reviv3 Procare Company, Intrepid Global Advisors, Inc., and Axil & Associated Brands Corp. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022).
10.4+	Standard Industrial/Commercial Muti-Tenant Lease, dated November 9, 2022, between Vicky Lien and Reviv3 Procare Company.	X
10.5	Form of Securities Purchase Agreement.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X (furnished herewith)
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

REVIV3 PROCARE COMPANY

Date: January 10, 2023

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Meenu Jain
Meenu Jain
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)