Form 10-Q
period 2023-02-28
Reviv3 Procare Co
filed 2023-04-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 12, 2023, there were 117,076,949 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “would,” “project,” “continue”, “potential,” or similar terminology, although not all forward-looking statements contain these words, and any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, actual results may differ materially depending on a variety of important factors including, among others: the duration of the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, as well as the potential impact on our vendors in China; the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Russia-Ukraine conflict and ongoing impact of COVID-19, and other downturns in the business cycle or the economy, such as potential recession; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to raise additional funds or obtain other forms of financing on acceptable terms, or at all; our ability to repay our outstanding loans; our ability to successfully implement and achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict and the COVID-19 pandemic; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; and implementation of environmental remediation matters.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2022 filed with the Securities and Exchange Commission on August 25, 2022, and statements made in subsequent filings.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28, 2023	May 31, 2022
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,180,332	$373,731
Accounts receivable, net	454,546	105,921
Inventory, net	1,368,635	323,388
Prepaid expenses and other current assets	437,031	-

Total Current Assets	6,440,544	803,040

OTHER ASSETS:
Property and equipment, net	166,324	29,145
Intangible assets, net	402,047	-
Right of use asset	117,127	45,453
Other assets	12,195	16,277
Goodwill	2,152,215	-

Total Other Assets	2,849,908	90,875

TOTAL ASSETS	$9,290,452	$893,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$758,755	$435,713
Contract liabilities- current	779,488	-
Notes payable	186,911	156,300
Due to related party	88,460	25,452
Other current liabilities	1,039,727	89,538

Total Current Liabilities	2,853,341	707,003

LONG TERM LIABILITIES:
Equipment payable	-	2,200
Lease liability- long term	54,321	-
Contract liabilities- long term	523,206	-

Total Long Term Liabilities	577,527	2,200

Total Liabilities	3,430,868	709,203

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 and none shares issued and outstanding as of February 28, 2023 and May 31, 2022, respectively	25,000	-
Common stock, $0.0001 par value: 450,000,000 shares authorized; 117,076,949 and 41,945,881 shares issued and outstanding as of February 28, 2023 and May 31, 2022, respectively	11,708	4,195
Additional paid-in capital	10,049,968	5,472,084
Accumulated deficit	(4,227,092)	(5,291,567)

Total Stockholders’ Equity	5,859,584	184,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,290,452	$893,915

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Sales	$5,656,461	$476,384	$16,625,818	$1,809,472

Cost of sales	1,437,976	134,609	4,085,645	611,305
Gross profit	4,218,485	341,775	12,540,173	1,198,167

OPERATING EXPENSES:
Marketing and selling expenses	3,173,383	317,981	8,250,257	938,654
Compensation and related taxes	348,349	3,521	1,138,376	15,129
Professional and consulting expenses	229,140	56,846	908,795	176,400
General and administrative	251,025	60,928	841,761	185,196

Total Operating Expenses	4,001,897	439,276	11,139,189	1,315,379

INCOME (LOSS) FROM OPERATIONS	216,588	(97,501)	1,400,984	(117,212)

OTHER INCOME (EXPENSE):
Gain on debt settlement	-	-	50,500	35,000
Interest income	6,721	10	13,262	28
Interest expense and other finance charges	(1,714)	(1,823)	(4,927)	(4,968)

Other Income (Expense), Net	5,007	(1,813)	58,835	30,060

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	221,595	(99,314)	1,459,819	(87,152)

Provision for income taxes	59,547	-	395,344	-

NET INCOME (LOSS)	$162,048	$(99,314)	$1,064,475	$(87,152)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$0.01	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	116,990,021	41,945,881	111,486,248	41,945,881
Diluted	372,590,021	41,945,881	349,954,746	41,945,881

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(UNAUDITED)

For the nine months ended February 28, 2023

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	-	$-	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	-	4,007,480

Stock options expense	-	-	-	-	155,067	-	155,067

Shares to be issued for cash	-	-	1,947,175	195	447,655	-	447,850

Net income for the nine months ended February 28, 2023	-	-	-	-	-	1,064,475	1,064,475

Balance, February 28, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,049,968	$(4,227,092)	$5,859,584

For the three months ended February 28, 2023

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2022	250,000,000	$25,000	116,556,165	$11,656	$9,899,298	$(4,389,140)	$5,546,814

Stock options expense	-	-	-	-	30,922	-	30,922

Shares to be issued for cash	-	-	520,784	52	119,748	-	119,800

Net income for the three months ended February 28, 2023	-	-	-	-	-	162,048	162,048

Balance, February 28, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,049,968	$(4,227,092)	$5,859,584

For the nine months ended February 28, 2022

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Net loss for the nine months ended February 28, 2022	-	-	-	-	-	(87,152)	(87,152)

Balance, February 28, 2022	-	$-	41,945,881	$4,195	$5,450,117	$(5,195,816)	$258,496

For the three months ended February 28, 2022

	Preferred Stock		Common Stock Issued And Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2021	-	$-	41,945,881	$4,195	$5,450,117	$(5,096,502)	$357,810

Net loss for the three months ended February 28, 2022	-	-	-	-	-	(99,314)	(99,314)

Balance, February 28, 2022	-	$-	41,945,881	$4,195	$5,450,117	$(5,195,816)	$258,496

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,064,475	$(87,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,944	6,603
Bad debts	13,782	3,012
Stock based compensation	155,067	-
Gain on debt settlement	(50,500)	(35,000)
Change in operating assets and liabilities:
Accounts receivable	(134,622)	19,052
Inventory	297,213	134,710
Prepaid expenses and other current assets	(296,787)	(35,033)
Deposits	(3,810)	-
Accounts payable	87,879	(24,303)
Other current liabilities	860,973	(857)
Customer deposits	-	(71,905)
Contract liabilities	259,362	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,319,976	(90,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	1,066,414	-
Purchase of property and equipment	(65,650)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,000,764	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock	447,850	-
Proceeds from loan payable	-	35,000
Repayment of equipment financing	(2,200)	(2,475)
Repayment of note payable	(22,797)	-
Advances from (repayment to) related parties, net	63,008	7,356

NET CASH PROVIDED BY FINANCING ACTIVITIES	485,861	39,881

NET INCREASE (DECREASE) IN CASH	3,806,601	(50,992)

CASH - Beginning of period	373,731	496,937

CASH - End of period	$4,180,332	$445,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,173	$375
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$4,007,480	$-
Right of use assets recognized as lease liability	$131,970	$-
Tangible assets (excluding cash) acquired in asset purchase agreement	$1,740,729	$-
Intangible assets acquired in asset purchase agreement	$456,945	$-
Goodwill acquired in asset purchase agreement	$2,152,215	$-
Liabilities assumed in asset purchase agreement	$1,408,823	$-

See accompanying notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

On June 16, 2022, the Company completed the acquisition of (i) the hearing protection business of Axil & Associated Brands Corp., a Delaware corporation (“Axil”), consisting of ear plugs and earmuffs, and (ii) Axil’s ear bud business, pursuant to the asset purchase agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 (the “Asset Purchase Agreement”), by and among the Company and its subsidiary Reviv3 Acquisition Corporation, Axil and certain stockholders of Axil. The acquired business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

The Company is utilizing the Axil assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2022. The results of operations for the three and nine months ended February 28, 2023 are not necessarily indicative of the results to be expected for fiscal year 2023.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Risk and Uncertainty Concerning the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to impact the United States and the World. We continue to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese vendor facilities were temporarily closed for a period of time. Most of these facilities have been reopened since July 2020, although some later shut down for periods of time due to COVID-19 restrictions. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers has been, and may continue to be, partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on our employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company obtained two loans under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and one loan under the Economic Injury Disaster Loan Program (the “EIDL”) of the CARES Act. See Note 7 – Notes Payable.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Liquidity and Capital Resources

We are an emerging growth company and currently engaged in our product sales and development. We had an accumulated deficit of $4,227,092 as of February 28, 2023 and have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year 2023. We believe our current cash balances coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We have recently raised capital through the sale of common stock, par value $0.0001 per share (“Common Stock”), and may need or choose to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, fair value of securities issued for business combinations, fair value of assets acquired and liabilities assumed in business combinations and the fair value of non-cash Common Stock issuances.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

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

However, as the historical redemption rate under our warranty policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

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

As of February 28, 2023 and May 31, 2022, contract liabilities amounted to $1,302,694 and $0, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,191,690 and $0, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $109,648 and $0, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years. Approximately $779,488 will be recognized in year 1, $421,546 will be recognized in year 2 and $101,660 will be recognized in year 3.

Revenue recognized, during the three months ended February 28, 2023, that was included in the contract liability balance at the beginning of period (acquisition of Axil) was $2,525. Revenue recognized, during the nine months ended February 28, 2023, that was included in the contract liability balance at the beginning of period (acquisition of Axil) was $10,490.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees paid to vendors for inventory purchase.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $283,237 and $47,894 for the three months ended February 28, 2023 and 2022, respectively. Shipping costs included in marketing and selling expense were $790,759 and $170,466 for the nine months ended February 28, 2023 and 2022, respectively.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company recognizes the prepayments as revenue upon shipment of products in compliance with its revenue recognition policy.

Fair value measurements and fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

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

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur, or if circumstances indicate the fair value of a reporting unit is below its carrying value.

The Company performs its annual goodwill impairment assessment on May 31st of each year or as impairment indicators dictate.

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

When evaluating the potential impairment of goodwill, management first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to the quantitative impairment testing methodology primarily using the income approach (discounted cash flow method).

Under the quantitative method we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is the amount by which the carrying amount exceeds the fair value.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the nine months ended February 28, 2023 and 2022.

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

For non-employee stock option awards, the Company follows Accounting Standards Update (“ASU”) 2018-7, which substantially aligns share based compensation for employees and non-employees.

Net income (loss) per share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At February 28, 2023, the Company had 5,600,000 options and 250,000,000 shares of preferred stock outstanding, all of which were potentially dilutive securities. At February 28, 2022, the Company had no potentially dilutive securities outstanding related to Common Stock.

The following table sets forth the computations of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Net income (loss)	$162,048	$(99,314)	$1,064,475	$(87,152)

Weighted average basic shares	116,990,021	41,945,881	111,486,248	41,945,881
Dilutive securities:
Convertible preferred stock	250,000,000	-	235,347,985	-
Stock options	5,600,000	-	3,120,513	-
Weighted average dilutive shares	372,590,021	41,945,881	349,954,746	41,945,881

Earnings (loss) per share:
Basic	$0.00	$(0.00)	$0.01	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense is generally flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior year’s data to conform with the current period’s presentation. Specifically, the accounts payable have been separated from the accrued expenses, to conform with the current period’s presentation.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 will be effective for its fiscal year beginning on June 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	February 28, 2023	May 31, 2022
Customers Receivable	$381,139	$115,741
Merchant processor receivable	103,156	-
Less: Allowance for doubtful debts	(29,749)	(9,820)
Accounts receivable, net	$454,546	$105,921

The Company recorded bad debt recovery of $119,757 and a bad debt expense of $696 during the three months ended February 28, 2023 and 2022, respectively. The Company recorded bad debt expense of $13,782 and $3,012 during the nine months ended February 28, 2023 and 2022, respectively.

Note 4 – Inventory

Inventory consisted of the following:

	February 28, 2023	May 31, 2022
Finished Goods	$1,032,768	$29,249
Raw Materials	335,867	294,139
Inventory, net	$1,368,635	$323,388

At February 28, 2023 and May 31, 2022, inventory held at third party locations amounted to $3,968 and $16,940, respectively. At February 28, 2023 and May 31, 2022, inventory in-transit amounted to $87,900 and $0, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 28, 2023	May 31, 2022
Furniture and Fixtures	5 years	$5,759	$5,759
Computer Equipment	3 years	22,130	17,392
Office equipment	5-10 years	8,838	-
Plant Equipment	5-10 years	165,778	45,128
Automobile	5 years	15,000	-
Less: Accumulated Depreciation		(51,181)	(39,134)
		$166,324	$29,145

Depreciation expense amounted to $4,554 and $2,128 for the three months ended February 28, 2023 and 2022, respectively. Depreciation expense amounted to $12,046 and $6,603 for the nine months ended February 28, 2023 and 2022, respectively.

Note 6 – Intangible Assets

The Company acquired intangible assets through the Asset Purchase Agreement. (See Note 12). These intangible assets consisted of the following:

	Estimated Life	February 28, 2023	May 31, 2022
Licensing rights	3 years	$11,945	$-
Customer Relationships	3 years	70,000	-
Trade Names	10 years	275,000	-
Website	5 years	100,000	-
Less: Accumulated Amortization		(54,898)	-
		$402,047	$-

Amortization expense amounted to $19,376 and $0 for the three months ended February 28, 2023 and 2022, respectively. Amortization expense amounted to $54,898 and $0 for the nine months ended February 28, 2023 and 2022, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 7 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the EIDL of the CARES Act. The EIDL loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded accrued interest of $14,714 and $11,684, as of February 28, 2023 and May 31, 2022, respectively. The Company has paid four installments of the loan as of February 28, 2023 and the loan is currently in default due to default in payment of all installments.

On February 7, 2021, a commercial bank granted to the Company a loan in the amount of $6,300, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Second Draw PPP of the CARES Act. The PPP loan, which is evidenced by a note dated February 7, 2021, bears interest at an annual rate of 1.0% and matures on February 6, 2026. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company’s borrowings under the loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in 54 equal monthly installments commencing on September 7, 2021, with all amounts due and payable by the maturity. The Company recorded accrued interest of $127 and $75, as of February 28, 2023 and May 31, 2022, respectively. The Company has not paid any installment of the loan as of February 28, 2023 and the loan is currently in default due to default in payment of installments.

During the nine months ended February 28, 2023 the Company obtained insurance financing of $53,337 on the general liability and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. As of February 28, 2023, four installments have been paid. As of February 28, 2023 outstanding balance of the loan amounted to $32,002.

	February 28, 2023	May 31, 2022
Insurance Financing	$32,002	$-
Second Draw Paycheck Protection Program (PPP- 2)	6,300	6,300
Economic Injury Disaster Loan Program (EIDL)	148,609	150,000
Total	186,911	156,300
Less: Current portion	(186,911)	(156,300)
Non-current portion	$-	$-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 8 – Other Current Liabilities

Other current liabilities comprised of the following:

	February 28, 2023	May 31, 2022
Credit Cards	$4,171	2,966
Equipment Payable, current	3,025	3,300
Lease Liability (See Note 10)	63,171	47,166
Customer Deposits	180,048	16,523
Royalty Payment Accrual	27,591	-
Affiliate Accrual	37,147	-
Income Tax Accrual	395,344	-
Accrued Payroll	106,333	-
Sales Tax Payable	187,113	-
Accrued Expenses	20,951	-
Accrued Interest and Other	14,833	19,583
Other Current Liabilities	$1,039,727	$89,538

Note 9 – Stockholders’ Equity

Shares Authorized

On June 13, 2022, the Company amended its amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 450,000,000 shares and to increase the number of authorized shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), from 20,000,000 to 300,000,000 shares. On February 28, 2023, the authorized capital of the Company consisted of 450,000,000 shares of Common Stock and 300,000,000 shares of Preferred Stock.

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

During the nine months ended February 28, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company Common Stock on a one-to-one ratio, pursuant to the Asset Purchase Agreement (See Note 12). These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance. The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of Common Stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Securities and Exchange Act of 1934 and the applicable rules and regulations thereunder.

As of February 28, 2023, 250,000,000 shares of Preferred Stock were issued and outstanding.

No shares of Preferred Stock were issued and outstanding as of May 31, 2022.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Common Stock

As of February 28, 2023, 117,076,949 shares of Common Stock were issued and outstanding.

During the nine months ended February 28, 2023, the Company issued 73,183,893 shares of Common Stock, valued at $907,480, as consideration pursuant to the Asset Purchase agreement (See Note 12).

During the nine months ended February 28, 2023, the Company sold 1,947,175 shares of Common Stock at $0.23 per share for a total of $447,850 under several private placement agreements.

No shares of Common Stock were issued during the nine months period ended February 28, 2022.

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. 2,228,125 options were vested as of February 28, 2023. The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, recorded as stock-based compensation expense over the vesting period.

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to an officer of the Company, to purchase, in the aggregate, up to 300,000 shares of its Common Stock, at an exercise price of $0.20 per share and expiring on October 31, 2032. The options vest over time with 25% of the options vesting on January 30, 2023 and thereafter vesting 1/33rd on the 1st of every month. 75,000 of these options were vested as of February 28, 2023. The Company computed the aggregate grant date fair value of $60,090 using the Black-Scholes option pricing model, recorded as stock-based compensation expense over the vesting period.

During the three months ended February 28, 2023 and 2022, the Company recorded a stock-based compensation expense of $30,922 and $0, respectively, for these options, in the accompanying unaudited consolidated financial statements. During the nine months ended February 28, 2023 and 2022, the Company recorded a stock-based compensation expense of $155,067 and $0, respectively, for these options, in the accompanying unaudited consolidated financial statements.

The following table summarizes the activity relating to the Company’s stock options held by Officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at June 1, 2022	5,300,000	$0.09	9.18
Granted	300,000	0.20	9.68
Exercised	-	-	-
Outstanding at February 28, 2023	5,600,000	$0.10	9.20
Less: Unvested at February 28, 2023	(3,371,875)	0.10	9.21
Vested at February 28, 2023	2,228,125	$0.09	9.19

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Note 10 – Commitments and contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company entered into a lease agreement in connection with its office and warehouse facility in California under an operating lease on December 1, 2019 for 3 years. The lease expired on November 30, 2022. On November 9, 2022, the Company entered into a new lease agreement for two years, commencing on December 1, 2022 and expiring on November 30, 2024. The Company has to pay a monthly base rent of $6,098 for the first twelve months and $6,342 for the following twelve months, under the lease agreement.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or if the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. An ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

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

Pursuant to the standard, the Company computed an initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which will be recorded on books at the commencement of the lease on December 1, 2022. A lease term of two years and a discount rate of 12% was used. During the three months ended February 28, 2023 and 2022, the Company recorded a lease expense in the amount of $18,659 and $23,559, respectively. During the nine months ended February 28, 2023 and 2022, the Company recorded a lease expense in the amount of $65,776 and $70,676, respectively. As of February 28, 2023, the lease liability balance was $117,492 and the right of use asset balance was $117,127.

Supplemental balance sheet information related to leases was as follows:

	February 28, 2023	May 31, 2022
Assets
Right of use assets	$131,970	$235,748
Accumulated reduction	(14,843)	(190,295)
Operating lease assets, net	$117,127	$45,453

Liabilities
Lease liability	$131,970	$235,748
Accumulated reduction	(14,478)	(188,582)
Total lease liability, net	117,492	47,166
Current portion	(63,171)	(47,166)
Non-current portion	$54,321	$-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company. However, the Company believes that the product was defective. The amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying financial statements as of February 28, 2023.

Note 11 – Related Party Transactions

The Company’s Chief Executive Officer, from time to time, provided advances to the Company for working capital purposes. At February 28, 2023 and May 31, 2022, the Company had a payable to the officer of $78,250 and $25,452, respectively. These advances are due on demand and are non-interest bearing.

During the three months ended February 28, 2023 and 2022, the Company paid to the Chief Executive Officer and the Chief Operating Officer, $10,000 each as a bonus for services provided to the Company.

During the nine months period ended February 28, 2023 and 2022, the Company made purchases of $30,294 and $0, respectively, from certain related parties. During the three months period ended February 28, 2023 and 2022, the Company made purchases of $9,558 and $0, respectively, from certain related parties. At February 28, 2023 and May 31, 2022, the Company had a payable to the related party of $10,211 and $0, respectively.

During the nine months period ended February 28, 2023, the Company paid $159,696 as consulting fee to a major shareholder of Axil, which is the largest shareholder of the Company. The Company also paid $90,541 to the sons of the major shareholder as compensation for services, during the nine months period ended February 28, 2023. During the three months period ended February 28, 2023, the Company paid $45,400 as consulting fee to a major shareholder of Axil. The Company also paid $32,268 to the sons of the major shareholder as compensation for services, during the three months period ended February 28, 2023.

During the nine months period ended February 28, 2023, the Company paid $112,234 as consulting fee to the son-in-law of a major shareholder of Axil. The Company paid $74,620 to the son of the major shareholder in commissions and a contractor fee, during the nine months period ended February 28, 2023. The Company also paid $12,928 to the daughter of the major shareholder as compensation for services, during the nine months period ended February 28, 2023. During the three months period ended February 28, 2023, the Company paid $39,750 as consulting fee to the son-in-law of a major shareholder of Axil. The Company paid $19,339 to the son of the major shareholder in commissions and contractor fee, during the three months period ended February 28, 2023. The Company also paid $4,500 to the daughter of the major shareholder as compensation for services, during the three months period ended February 28, 2023.

Note 12 – Asset Purchase Agreement

On June 16, 2022, the Company completed the acquisition of certain assets of Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022. by and among the Company, its subsidiary, Axil, and certain of Axil’s stockholders, providing for the acquisition of Axil’s hearing protection business and ear bud business. The business constituted substantially all of the business operations of Axil but did not include Axil’s hearing aid line of business.

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$1,066,414
Accounts receivables	227,786
Inventory	1,342,461
Prepaid expenses	62,452
Other assets	108,030
Accounts payables	(285,665)
Contract liabilities	(1,043,332)
Other current liabilities	(79,826)
Net tangible assets acquired	$1,398,320

Identifiable intangible assets
Licensing rights	$11,945
Customer relationships	70,000
Tradenames	275,000
Website	100,000

Total Identifiable intangible assets	$456,945

Consideration paid	$4,007,480
Total net assets acquired	1,855,265
Preliminary goodwill purchased	$2,152,215

We completed the accounting and preliminary valuations of the assets acquired and liabilities assumed and, accordingly, the estimated fair values are provisional pending the final valuations, which will not exceed one year in accordance with ASC 805.

Pro Forma Information (Unaudited)

The unaudited pro forma condensed combined financial statements are based on Reviv3 Procare Company and Axil & Associated Brands Corp.’s unaudited historical consolidated financial statements as adjusted to give effect to the Asset Purchase Agreement. The unaudited pro forma combined statements of operations for the three months and nine months ended February 28, 2023 and 2022, for Reviv3 Procare Company and Axil & Associated Brands Corp., give effect to the Asset Purchase Agreement as if it had occurred on June 1, 2022 and 2021, respectively.

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Revenue	$5,656,461	$6,035,979	$17,306,709	$14,033,562
Net income (loss)	$162,048	$(2,973,690)	$1,025,960	$(3,092,223)
Earnings (loss) per common share
Basic	$0.00	$(0.07)	$0.01	$(0.07)
Diluted	$0.00	$(0.07)	$0.00	$(0.07)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that result in the future.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At February 28, 2023 and May 31, 2022, the Company held cash of approximately $3,784,803 and $123,871, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 28, 2023.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

Concentration of Revenue, Product Line, and Supplier

During the three months ended February 28, 2023 there were no sales to any customer, which represented over 10% of our total sales. During the three months ended February 28, 2022 sales to one customer, aggregated to approximately 20% of the Company’s net sales. During the nine months ended February 28, 2023 there were no sales to any customer, which represented over 10% of our total sales. During the nine months ended February 28, 2022 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 31% of the Company’s net sales at 15% and 16%, respectively.

During the three months ended February 28, 2023, sales to customers outside the United States represented approximately 6%, which consisted of 3% sales from Canada and the balance 3% from several other countries. During the three months ended February 28, 2022, sales to customers outside the United States represented approximately 19%, which consisted primarily of sales from Canada. During the nine months ended February 28, 2023, sales to customers outside the United States represented approximately 6%, which consisted of 4% sales from Canada and the balance 2% from several other countries. During the nine months ended February 28, 2022, sales to customers outside the United States represented approximately 17%, which consisted of 15% from Canada and 2% from the European Union.

During the three months ended February 28, 2023, sales by product line which each represented over 10% of sales consisted of approximately 83% from sale of our ear buds for PSAP (personal sound amplification product) and hearing protection. During the three months ended February 28, 2022, sales by product line which each represented over 10% of sales consisted of approximately 16% from sale of hair moisturizer and conditioner, 13% from sale of prep shampoo and conditioner, 42% from sales of bundled packages and 19% from sale of introductory kit (shampoo, conditioner and treatment spray). During the nine months ended February 28, 2023, sales by product line which each represented over 10% of sales consisted of approximately 82% from sale of our ear buds for PSAP (personal sound amplification product) and hearing protection. During the nine months ended February 28, 2022, sales by product line which each represented over 10% of sales consisted of approximately 16% from sale of fragrance shampoo and conditioner, 27% from sales of bundled packages, 10% from sales from prep shampoo and conditioner and 27% from sale of introductory kit (shampoo, conditioner and treatment spray).

During the nine months ended February 28, sales by product line comprised of the following:

	For the Nine Months ended February 28,
	2023	2022
Ear buds (PSAP)	83%	-
Other hearing enhancement products	13%	-
Hair care and skin care products	4%	100%
Total	100%	100%

At February 28, 2023, accounts receivable from two customers represented approximately 57%, at 40% and 17%, respectively. At May 31, 2022, accounts receivable from four customers represented approximately 74%, at 11%, 12%, 14% and 37%, respectively.

The Company purchased inventories and products from three vendors totaling approximately $433,554 (80% of the purchases at 15%, 25% and 40%) and three vendors totaling approximately $150,715 (94% of the purchases at 21%, 47% and 26%) during the three months ended February 28, 2023 and 2022, respectively. The Company purchased 84% and 0% of our inventory from international vendors, during the three months ended February 28, 2023 and 2022, respectively.

The Company purchased inventories and products from one vendor totaling approximately $2.8 million (79% of purchases) and four vendors totaling approximately $342,310 (97% of the purchases at 10%, 23%, 30% and 34%) during the nine months ended February 28, 2023 and 2022, respectively. The Company purchased 91% and 0% of our inventory from international vendors, during the nine months ended February 28, 2023 and 2022, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

The Company’s segment information is as follows:

	Three months ended February 28,		Nine months ended February 28,
	2023	2022	2023	2022
Net Sales
Hair care and skin care	$302,415	$476,384	$1,206,385	$1,809,472
Hearing enhancement and protection	5,354,046	-	15,419,433	-
Total net sales	$5,656,461	$476,384	$16,625,818	$1,809,472

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$202,016	$341,775	$842,447	$1,198,167
Hearing enhancement and protection	4,016,469	-	11,697,726	-
Total segment gross profit	4,218,485	341,775	12,540,173	1,198,167
Selling and Marketing	3,173,383	317,981	8,250,257	938,654
General and Administrative	828,513	121,295	2,888,931	376,725
Consolidated operating income (loss)	$216,588	$(97,501)	$1,400,984	$(117,212)

Total Assets:
Hair care and skin care	$1,243,359	$1,022,197	$1,243,359	$1,022,197
Hearing enhancement and protection	8,047,093	-	8,047,093	-
Consolidated total assets	$9,290,452	$1,022,197	$9,290,452	$1,022,197

Payments for property and equipment
Hair care and skin care	$-	$-	$-	$-
Hearing enhancement and protection	11,250	-	65,650	-
Consolidated total payments for property and equipment	$11,250	$-	$65,650	$-

Depreciation and amortization
Hair care and skin care	$1,417	$2,128	$4,258	$6,603
Hearing enhancement and protection	22,512	-	62,686	-
Consolidated total depreciation and amortization	$23,929	$2,128	$66,944	$6,603

Geographic Area Information

During the three months ended February 28, 2023, approximately 94% of our consolidated net sales and, during the three months ended February 28, 2022, approximately 81% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the nine months ended February 28, 2023, approximately 94% of our consolidated net sales and, during the nine months ended February 28, 2022, approximately 83% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2022.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “could,” “would,” “project,” “continue,” “potential,” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, the risks identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2022 filed with SEC on August 25, 2022, and statements made in subsequent filings. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional information.

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Reviv3 Procare Company (the “Company”) is engaged in the manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands. We have adopted and used the trademarks of our products for distribution throughout the United States, Canada, Europe, and Asia pursuant to the terms of twelve exclusive distribution agreements with various parties throughout our targeted market. Our manufacturing operations are outsourced and fulfilled by our co-packers and manufacturing partners. As of February 28, 2023, we produce fifty-one products with eighty separate stock-keeping units (“SKUs”), including hearing protection and ear bud products as a result of our asset acquisition in June 2022, described below, and look to expand our product lines over the next twelve months.

On May 1, 2022, Reviv3 Procare Company entered into an asset purchase agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 (the “Asset Purchase Agreement”) with Axil & Associated Brands Corp. (“Axil”), a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of Axil consisting of ear plugs and ear muffs, and Axil’s ear bud business. These businesses constituted substantially all of the business operations of Axil. The acquisition did not include Axil’s hearing aid line of business, which Axil will continue to operate following the completion of the acquisition. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and Axil entered into an amendment to the Asset Purchase Agreement in which eliminated the provision in the Asset Purchase Agreement requiring the Company to effectuate a reverse stock split of our common stock, par value $0.0001 per share (“Common Stock”) and preferred stock pursuant to the Asset Purchase Agreement within a certain period of time.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Impact of COVID-19

For over three years, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread have impacted our business. The impact of COVID-19 on our operating results for the nine months ended February 28, 2023 was limited, in all material respects, on our sales in Europe and in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations

For the Nine months Ended February 28, 2023 Compared to the Nine months Ended February 28, 2022

Sales for the nine months ended February 28, 2023 and 2022 were $16,625,818 and $1,809,472, respectively. Sales for the nine months ended February 28, 2023 increased by $14,816,346 or 819% over the same comparable period in 2022, primarily due to the acquisition of the hearing protection and hearing enhancement business, pursuant to the Asset Purchase Agreement. $15,419,633 or 93% of our total sales were from the hearing protection and hearing enhancement business, during the nine months ended February 28, 2023.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the nine months ended February 28, 2023 and 2022 was $4,085,645 and $611,305, respectively. Cost of sales as a percentage of sales for the nine months ended February 28, 2023 and 2022 was 25% and 34%, respectively. Cost of sales as a percentage of sales decreased in 2023 for the respective period as compared to the same comparable period in 2022, which was primarily due to the acquisition of the new business with higher profit margins.

Gross profit for the nine months ended February 28, 2023 and 2022 was $12,540,173 and $1,198,167, respectively. Gross profit as a percentage of sales for the nine months ended February 28, 2023, was 75% as compared to 66% for the same comparable period in 2022. The increase in gross profit for the nine months ended February 28, 2023 was primarily attributable to the acquisition of the new business with higher profit margins.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the nine months ended February 28, 2023 and 2022 were $11,139,189 and $1,315,379, respectively. Operating expenses for the nine months ended February 28, 2023, increased in amount by $9,823,810 or 747% over the comparable period in 2022. This increase was primarily due to the costs related to the new business which was acquired during the nine months ended February 28, 2023. Operating expenses as a percentage of sales for the nine months ended February 28, 2023 and 2022 were 67% and 73%, respectively.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the nine months ended February 28, 2023 and 2022 was $13,262 and $28, respectively. Interest expense and finance changes for the nine months ended February 28, 2023 and 2022 were $4,927 and $4,968, respectively, primarily due to interest expense related to business credit card financing charges. The Company recognized $50,500 and $35,000 as gain on debt forgiveness during the nine months ended February 28, 2023 and 2022, respectively.

Provision for income taxes amounted to $395,344 and $0 for the nine months ended February 28, 2023 and 2022, respectively. The Company recorded a provision during the current period for the net income earned. The Company had net loss in the comparable period in the previous year, hence no provision for taxes was recorded.

As a result of the above, we reported a net income of $1,064,475 and a net loss of $87,152, for the nine months ended February 28, 2023 and 2022, respectively, an increase of $1,151,627.

For the Three months Ended February 28, 2023 Compared to the Three months Ended February 28, 2022

Sales for the three months ended February 28, 2023 and 2022 were $5,656,461 and $476,384, respectively. Sales for the three months ended February 28, 2023 increased by $5,180,077 or 1,087% over the same comparable period in 2022, primarily due to the acquisition of the hearing protection and hearing enhancement business, pursuant to the Asset Purchase Agreement. $5,354,246 or 95% of our total sales were from the hearing protection and hearing enhancement business, during the three months ended February 28, 2023.

Cost of sales consisted primarily of cost of product, freight-in costs, distribution and merchant fees. Cost of sales for the three months ended February 28, 2023 and 2022 was $1,437,976 and $134,609, respectively. Cost of sales as a percentage of sales for the three months ended February 28, 2023 and 2022 was 25% and 28%, respectively. Cost of sales as a percentage of sales, for the three months ended February 28, 2023 was comparable to the same period in 2022.

Gross profit for the three months ended February 28, 2023 and 2022 was $4,218,485 and $341,775, respectively. Gross profit as a percentage of sales for the three months ended February 28, 2023, was 75% as compared to 72% for the same comparable period in 2022. Gross profit as a percentage of sales for the three months ended February 28, 2023 was comparable to the same period in 2022.

Operating expenses consisted of marketing and selling expenses, professional and consulting fees, compensation to employees and other general and administrative expenses. Operating expenses for the three months ended February 28, 2023 and 2022 were $4,001,897 and $439,276, respectively. Operating expenses for the three months ended February 28, 2023, increased in amount by $3,562,621 or 811% over the comparable period in 2022. This increase was primarily due to the costs related to the new business which was acquired during the nine months ended February 28, 2023. Operating expenses as a percentage of sales for the three months ended February 28, 2023 and 2022 were 71% and 92%, respectively. The decrease in operating expenses as a percentage of sales for the three months ended February 28, 2023, was primarily due to better cost controls.

Other income (expense) consisted of gain on debt forgiveness, interest income, interest expense and other finance charges. Interest income for the three months ended February 28, 2023 and 2022 was $6,721 and $10, respectively. Interest expense and finance changes for the three months ended February 28, 2023 and 2022 were $1,714 and $1,823, respectively, primarily due to interest expense related to business credit card financing charges.

Provision for income taxes amounted to $59,547 and $0 for the three months ended February 28, 2023 and 2022, respectively. The Company recorded a provision during the current period for the net income earned. The Company had a net loss in the comparable period in the previous year. As a result, no provision for taxes was recorded.

As a result of the above, we reported a net income of $162,048 and a net loss of $99,314 for the three months ended February 28, 2023 and 2022, respectively, an increase of $261,362.

Liquidity and Capital Resources

We are an emerging growth company and are currently engaged in our product sales and development. We have an accumulated deficit and have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year 2023. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of Axil’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing products offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of Axil’s assets in June 2022, will likely lead to cash utilization at levels greater than recently experienced. We have recently raised capital through the sale of our Common Stock and may need or choose to raise additional capital in the future. However, the Company cannot provide any assurance that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash flows provided by operating activities for the nine months ended February 28, 2023 was $2,319,976, attributable to a net income of $1,064,475, depreciation and amortization of $66,944, provision for bad debts of $13,782, stock based compensation expense of $155,067, gain on settlement of debt of $50,500, and net change in operating assets and liabilities of $1,070,209 primarily due to an increase in accounts receivables, increase in prepaid expenses, increase in security deposit offset by a decrease on inventory, an increase in accounts payable, increase in other current liabilities and increase in contract liabilities. Net cash flows used in operating activities for the nine months ended February 28, 2022 was $90,873, attributable to a net loss of $87,152, depreciation of $6,603, provisions for bad debt of $3,012, gain on debt forgiveness of $35,000 and net change in operating assets and liabilities of $21,665, primarily due to decrease in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses, customer deposits and an increase in prepaid expenses.

Investing Activities

Net cash flows provided by investing activities for the nine months ended February 28, 2023 and 2022 was $1,000,764 and $0 respectively, attributable to the cash received from acquisition of business during the nine-month period ended February 28, 2023, partially offset by the purchase of property and equipment during the same period.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2023 and 2022, amounted to $485,861 and $39,881, respectively. For the nine months ended February 28, 2023, we raised capital of $447,850 pursuant to private placements of shares of Common Stock, we received $63,008 in related party loans, we repaid $22,797 towards the EIDL loan and insurance financing and we repaid $2,200 towards equipment financing. For the nine months ended February 28, 2022, we received $35,000 in COVID-19 related grants, we received advances from a related party of $7,356 and repaid $2,475 towards equipment financing.

As a result of the activities described above, we recorded a net increase in cash of $3,806,601 for the nine months ended February 28, 2023 and a decrease in cash of $50,992 for the nine months ended February 28, 2022.

As of February 28, 2023, we had the following secured loans outstanding, both of which were administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000 of which $148,609 remains outstanding and a loan received pursuant to the PPP in the amount of $6,300. The Company has paid two installments on the EIDL loan, but no installment of the PPP loan has been paid, and as of February 28, 2023 and currently, both loans are in default.

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

Off-Balance Sheet Arrangements

As of February 28, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

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

See the footnotes to our unaudited consolidated financial statements for the nine months ended February 28, 2023 and 2022, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide quantitative and qualitative disclosures about market risk in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rules 13a-15(e) and 15(d)-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on our assessment, our principal executive officer and principal financial officer concluded that, as of February 28, 2023, our disclosure controls and procedures were effective based on those criteria.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2023, we sold 520,784 shares of Common Stock, under a private placement, to accredited investors, at a purchase price of $0.23 per share, for net proceeds of $119,800.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) None.

(c) Not applicable.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: April 12, 2023

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Meenu Jain
Meenu Jain
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)