Form 10-K
period 2023-05-31
Reviv3 Procare Co
filed 2023-08-21
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-56351

REVIV3 PROCARE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 S Fremont Avenue, Unit 158, Alhambra, CA	91803 (Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of November 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,037,204.13. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 17, 2023
Common Stock	117,076,949

Documents incorporated by reference: None

Cautionary Note Regarding Forward-Looking Information

 -i-

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which were subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Ukraine-Russia conflict, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to repay our outstanding loans; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; and implementation of environmental remediation matters.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “plan,” “design,” “potential” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.

We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this annual report. In this Annual Report on Form 10-K, Reviv3 Procare Company (“Reviv3 Procare,” the “Company,” “we,” “us,” and “our”) has identified material factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

 -ii-

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Reviv3 is engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries and professional quality hair and skin care products under various trademarks and brands. The Company is not, and has not been at any time, a shell company. On June 16, 2022 we completed the acquisition of substantially all of the assets of Axil & Associated Brands Corp. (“AXIL”), a leader in hearing and audio enhancement and protection. We operate on a fiscal year ending May 31.

Our Segments

Following the AXIL acquisition, we conduct our business through two operating segments: hearing enhancement and protection, and hair care and skin care. See Note 15 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers and retaining existing customers to increase our total revenue. For the fiscal year ended May 31, 2023, the hearing protection and enhancement segment and the hair care and skin care segment accounted for 93.0% and 7.0% of our revenue, respectively.

Our Strategy

The Company’s overall business strategy is to establish market awareness of our products through our direct-to-consumer campaigns. We believe the increase in awareness will allow the Company to increase distribution and gain customers through our distribution partners’ retail establishments, with the goal of helping us achieve growth in market share and diversify our sales channels.

Hearing Enhancement and Protection Segment

Following the June 16, 2022 AXIL acquisition and under the AXIL and related brands, we create high-tech, innovative hearing and audio enhancement and protection products to provide cutting-edge solutions for people with varied applications across many industries, including ear plugs, ear muffs and ear buds. Following the acquisition, the Company shifted its primary business focus to the sale of our premium audio enhancement and protection products sold under the AXIL brand. The Company designs, innovates, engineers, manufactures, markets and services specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. We distribute our products through direct-to-consumer eCommerce channels and local, regional, and national retail chains. We serve the sporting goods market, military, federal agents, law enforcement, tactical, fitness, outdoor, industrial, sporting, and stadium events. We focus primarily on the U.S. markets, followed by Canada, Europe, Australia, New Zealand, and Africa.

Currently, through our hearing protection and enhancement segment we produce 22 products with 32 different stock keeping unit (“SKUs”) and have plans to continue expanding the product lines. The product line includes ear buds, ear muffs, ear plugs, outdoor speakers and ear care items. Some of the products incorporate Bluetooth technology that we continually developed to enhance the hearing experience while protecting the ears. AXIL engages product design services to align consumer preferences with the brand image, ensuring that all product lines will correlate. The majority of sales occur through direct-to-consumer via www.goaxil.com, third party platforms, dealers and distributors. Our intellectual property portfolio in this segment includes 3 active patents globally. For more information about our intellectual property see “—Intellectual Property” below.

Our products in this segment include GS Xtreme® sound enhancement and hearing protection ear buds, XCOR® True Wireless, digital ear buds with touch control, TRACKR™ Blu advanced sound enhancement, hearing protection, and Bluetooth audio earmuffs and X-PRO passive ear protection.

Our hearing protection and enhancement segment continues to grow as it enters into new distribution and licensing agreements. Our target markets include industrial, construction, farm and agriculture, aviation, forestry, and recreational markets (such as fitness, hiking, biking, auto racing, target shooting, hunting, power sports, power tools, motorcycling, stadium and concert events).

Hearing Enhancement and Protection Marketing and Sales:

AXIL is growing the business as it continues to enter into new distribution and licensing agreements. There is focus on public safety and security markets, as well as entertainment venues. AXIL’s sales are primarily driven through paid advertising and growth is expected to continue. The Company continues to expand our marketing footprint in organic social, affiliate, and search engine optimization. In addition to online sales, there is opportunity to increase distribution and retail sales. As a result, the business is currently allocating resources and intends to increase the sales team depending on available capital performance and opportunities.

Hearing Enhancement and Protection Competition:

The hearing enhancement and protection products are in a distinct market that overlaps between the consumer electronics and the hearing protection device sectors. We believe the global hearing protection devices market is growing due to the greater awareness of hearing loss and published statistics stating that 46% of workers in the manufacturing and industrial sector have been exposed to hazardous noises. Demand for innovative products for hearing protection is rising as consumers seek devices that are both comfortable and offer superior hearing protection.

The hearing protection and enhancement segment competes with ISOtunes, Walkers, Surefire, SordinAB and others. Many of our competitors in this market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research and development, and other resources. We believe our principal competitive advantages include: brand recognition; product technology and innovation; product quality and safety; price; breadth of product lines; network of technology and content partners; access to third party retailers; sales channels, distributors, retailers and OEM partners; and patent protection.

Hair Care and Skin Care Segment

Prior to the AXIL acquisition, our business consisted solely of manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands and has adopted and used trademarked products for distribution throughout the U.S., Canada, Europe and Asia pursuant to the terms of 12 exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners. Approximately 95% of purchased inventories and products are sourced from 3 vendors totaling approximately $298,000 during the fiscal year ended May 31, 2023.

Currently, we produce 8 products with 16 SKUs and plan to expand our product lines over the next 12 months. Our intellectual property portfolio in this segment includes no patents and 1 trademark globally. For more information about our intellectual property see “—Intellectual Property” below.

Our hair and skin care segment is focused on expanding its business-to-business salon sales through its network of domestic and international distributors. We are also continuing our focus on direct-to-consumer marketing programs through our own e-commerce site and various third-party online platforms. In addition, we are exploring other revenue channels such as co-branding and private-label manufacturing.

Hair Care and Skin Care Marketing and Sales:

Reviv3 stands for skin health and benefits of healthy scalp and hair follicles. Currently, we sell our hair and skincare products under the Reviv3 brand which includes 7 distinct products. Our Reviv3 System is a series of products which are meant to be used together or on a stand-alone basis. The hair care products consist of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 System products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask for added moisture and PROTECT, a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Reviv3 is focused on expanding its business-to-business salon sales through its network of domestic and international distributors. We are also continuing our focus on direct-to-consumer marketing programs through our own ecommerce site and various third-party online platforms. In addition, we are exploring other revenue channels such as co-branding and private-label manufacturing.

Hair Care and Skin Care Competition:

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

The hair care and skin car segment competes with Keranique, Zenagen, Revita and others. Many of our competitors in this market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research and development and other resources. We believe our principal competitive advantages include product quality, online marketing, and a drug-free solution to thinning hair.

Key Customers

For the hearing enhancement and protection segment, no customers accounted for more than 10% of our net sales in the fiscal year ended May 31, 2023. Approximately 97% of our sales was direct-to-consumer via Shopify and Amazon for the fiscal year ended May 31, 2023.

For the hair care and skin care segment, three customers accounted for 61%, 12% and 21%, respectively, of our net sales in the fiscal year ended May 31, 2023. No other individual customer accounted for 10% or more of our net sales in the fiscal year ended May 31, 2023. We expect that these three customers along with a small number of other customers will, in the aggregate, continue to account for a large portion of our hair care and skin care segment net sales in the future.

As is customary in the industry, none of our customers is under any obligation to continue purchasing products from us in the future.

Customer Service and Support

Key elements of our customer service approach are listening to customers, empathizing with their concerns, responding timely to their requests, and following up with them to make sure any issues have been properly addressed. In order to ensure that sufficient quality of service is provided, we use a customer service platform that integrates all of our systems to provide complete and timely data, tracks all support tickets and conversations with customers. Our customer service manager performs regular monthly reviews of performance metrics and reviews processes.

Governmental Regulation

We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the U.S., Canada, Europe, Australia, New Zealand, and Africa. These laws, rules and regulations cover several diverse areas including consumer health and safety, and employee health and safety. These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. The compliance costs and operational burdens imposed by these laws and regulations could be significant. As a result of the often rapidly evolving changes, the application, interpretation, and enforcement of these and other laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. We are committed to conducting our business in accordance with applicable laws, rules and regulations.

Environmental Matters: We believe that we are in compliance with applicable foreign, federal, state, and local laws, rules and regulations relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

Intellectual Property

We intend to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trademarks, trade secrets, copyrights and unpatented know-how to protect our proprietary rights.

We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. In the absence of intellectual property protection, we may be vulnerable to competitors who attempt to copy or imitate our products or processes.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the markets we serve, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills.

It is our practice to require that all of our employees and third-party product development consultants assign to us all rights to inventions or other discoveries relating to our business that were made while working for us. In addition, all employees and third-party product development consultants agree not to disclose any private or confidential information relating to our technology, trade secrets or intellectual property.

At May 31, 2023, we held 3 active U.S. patents and had 2 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2035 and extending through 2038. During the fiscal year ended May 31, 2023, no U.S. patents were issued and no U.S. patents expired. We do not anticipate any expiration of any of our patents in the future years will have a material impact on our business.

We have 3 federally registered trademarks for which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

In addition, we own reviveprocare.com and www.goaxil.com. As with phone numbers, we do not have, and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Seasonality

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

Human Capital Management

As of May 31, 2023, we had 15 employees, all of whom were employed in the United States and none employed outside the United States. None of our employees are covered by collective bargaining agreements or work councils. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

Health and Safety: The health and safety of our employees is of utmost importance to us. We are enhancing our safety program with additional training and internal risk and hazard assessments. We conduct policy and procedure reviews to ensure compliance with health and safety guidelines and regulatory requirements. We provide protective gear (e.g., eye protection, masks, and gloves) as required by applicable standards and as appropriate. Our goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety program.

Hiring Practices: We seek to recruit and hire the most qualified people for our open positions without regard to protected status (age, color, creed, disability, domestic violence victim status, gender identity, genetic predisposition or carrier status, marital status, national origin, pregnancy, race religion, sex, sexual orientation, status as a protected veteran or as a member of any other protected group or status).

Diversity and Inclusion: Recognizing and respecting our employees’ backgrounds and experiences, and our international presence, we strive to maintain a diverse workforce and inclusive work environment everywhere we operate.

Compensation and Benefits: Our compensation and benefits program is designed to attract and reward individuals who demonstrate the ability and desire to enhance our workplace culture, support our values, drive our operational and strategic goals, and create long-term value for our stockholders.

Our Office and Corporate History

Our principal executive office is located at 901 Fremont Avenue, Unit 158, Alhambra, California, 91803. Our telephone number is (888) 638-8883. Reviv3 was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC, which was organized on July 31, 2013.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at reviveprocare.com and www.goaxil.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any stockholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 901 Fremont Avenue, Unit 158, Alhambra, California, 91803.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 3,296 square feet of office and warehouse space at 901 S Fremont Avenue, Unit 158, Alhambra, CA 91803 as our principal offices. We lease our offices pursuant to a lease dated November 9, 2022. The term of our lease began on December 1, 2022 and expires on November 30, 2024.  Our current monthly base rent is $6,098. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business grows.

AXIL leases office and warehouse space at 120 E. 13065 S. #101, Draper, Utah, 84020 of approximately 2,750 square feet. AXIL operates on a month to month lease with current monthly base rent of $4,330. We believe AXIL’s office and warehouse are in good condition and satisfy AXIL’s operational requirements.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel, has asserted a counterclaim against Jacksonfill, LLC, and intends to vigorously defend the allegations. Other than as disclosed herein, there have been no material developments in this matter through August 12, 2023. Please see Note 11—Commitments and Contingencies to our financial statements included herein for additional information about this matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of May 31, 2023, the Company’s common stock was quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “RVIV.” The trading volume for our common stock is relatively limited. An active trading market may not continue to provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future. No assurance can be given that an active trading market for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended May 31, 2023, and 2022, is shown below, as quoted on the OTCQB. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
August 31, 2021	0.5275	0.2001
November 30, 2021	0.325	0.1011
February 28, 2022	0.20	0.10
May 31, 2022	0.30	0.0551
August 31, 2022	0.30	0.20
November 30, 2022	0.30	0.20
February 28, 2023	0.450	0.271
May 31, 2023	0.60	0.285

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on the trading price of the Company’s common stock.

Securities outstanding and holders of record

On May 31, 2023, the total common shares issued and outstanding were 117,076,949 and we had 212 stockholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors (the “Board”) and will depend on our financial condition, results of operations, capital requirements, applicable restrictions in our Articles of Incorporation, applicable restrictions in our Bylaws, contractual limitations, and other factors that our Board deems relevant.

Recent Sales of Unregistered Securities

On November 1, 2022, the Company issued to a former executive officer options to purchase 300,000 shares, of which 75,000 vested and the remaining were forfeited when the former executive officer resigned on April 21, 2023. These options were issued pursuant to an exemption from the registration requirements of the Securities Act, as provided by Rule 701, Regulation D and/or Section 4(a)(2) of the Securities Act, as applicable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto included in this Report beginning on page 23. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Please see the section entitled “Cautionary Note Regarding Forward-Looking Information” above for more information regarding the risks associated with forward-looking information.

Overview

We are engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries and professional quality hair and skin care products under various trademarks and brands.

On May 1, 2022, we entered into an Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 with AXIL, a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of AXIL consisting of ear plugs and ear muffs, and AXIL’s ear bud business. These businesses constituted substantially all of the business operations of AXIL. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and AXIL entered into an amendment to the Asset Purchase Agreement which eliminated the provision in the Asset Purchase Agreement requiring the Company to effectuate a reverse stock split of our Common Stock and preferred stock pursuant to the Asset Purchase Agreement within a certain period of time.

As a result of the acquisition of AXIL’s assets, the Company has two reportable segments: hair care and skin care, and hearing enhancement and protection.

Through our hearing enhancement and protection segment, we design, innovate, engineer, manufacture, market and service specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. Through our hair care and skin care segment, we manufacture, market, sell, and distribute professional quality hair and skin care products.

The Company’s overall business strategy is to establish market awareness of our products through our direct-to-consumer campaigns. We believe the increase in awareness will allow the Company to increase distribution and gain customers through our distribution partners’ retail establishments, with the goal of helping us achieve growth in market share and diversify our sales channels.

Results of Operations

For the fiscal years ended May 31, 2023 and 2022

Our results of operations are summarized below.

	Fiscal Year Ended May 31, 2023	Fiscal Year Ended May 31, 2022
Net sales	$23,521,027	$2,336,257
Cost of sales	$5,810,216	$828,586
Gross profit	$17,710,811	$1,507,671
Total operating expenses	$15,726,600	$1,719,074
Income (Loss) from operations	$1,984,211	$(211,403)
Net income (loss) after tax	$1,824,575	$(182,903)

Net sales increased by $21,184,770 or 907% for the fiscal year ended May 31, 2023, as compared to the fiscal year ended May 31, 2022, primarily due to the increase in sales of the new line of AXIL products post-acquisition.  The net sales increase was attributed to the AXIL segment of the business.

Cost of sales includes primarily the cost of products and freight-in costs. For the fiscal year ended May 31, 2023, the overall cost of sales increased by $4,981,630 or 601%, as compared to the comparable period in 2022 also due to the acquisition of the AXIL business and sales of those products. Cost of sales as a percentage of net revenues for the fiscal year ended May 31, 2023 was 24.7% as compared to 35.5% for the comparable period in 2022. The overall decrease in cost of sales, as a percentage of sales, is primarily attributable to the Company’s increased efficiencies in procurement and manufacturing systems, reduction in product cost, and the sales of higher margin AXIL products.

Gross profit, as a percentage of sales, for the fiscal years ended May 31, 2023 and 2022 was 75.3% and 64.5%, respectively. The increase in gross profit, as a percentage of sales, is primarily attributable to our continued increased focus on the direct sales to consumer channels, which have higher margins, which include the AXIL product sales contribution.

Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses for the fiscal years ended May 31, 2023 and 2022 were $15,726,600 and $1,719,074, respectively. Operating expenses as a percentage of net revenues for the fiscal year ended May 31, 2023 were 66.9% as compared to 73.6% for the comparable period in 2022. Operating expenses increased by $14,007,526 or 814.8% due to an increase in advertising and marketing expenses by $10,903,316 in the AXIL spend for displaying our products through various advertising platforms and the remaining $3,104,210 of other business operating expenses that are primarily attributed to the AXIL brand operations. Other than an increase in advertising costs, which were aimed at procuring more customers, and reduction in consulting costs, the other operating expenses also decreased for the Reviv3 products.

Income from operations for the fiscal year ended May 31, 2023 was $1,984,211 and loss of $211,403 for the fiscal year ended May 31, 2022. The year over year increase in income from operations of $2,195,614 was primarily driven from the sales of the AXIL products introduced after acquisition.

Net income after tax for the fiscal year ended May 31, 2023 was $1,824,575 and a loss of $182,903 for the fiscal year ended May 31, 2022. The increase of $2,007,478 for the fiscal year ended May 31, 2023 was related to the AXIL product sales and revenue growth attributable to that business.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned a net income in the fiscal year ended May 31, 2023, we have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL ’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product lines, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Cash Flows For the Fiscal Years ended May 31, 2023 and 2022

The following table provides detailed information about our net cash flows:

	For the Fiscal Year Ended May 31, 2023	For the Fiscal Year Ended May 31, 2022
Cash Flows
Net cash provided by (used in) operating activities	$2,918,136	$(126,055)
Net cash provided by investing activities	1,000,764	—
Net cash provided by financing activities	540,051	2,849
Net increase (decrease)	$4,458,951	$(123,206)

Operating Activities

For the Fiscal Years ended May 31, 2023 and 2022

Net cash provided by operating activities for the fiscal year ended May 31, 2023 was $2,918,136, attributable to a net income of $1,824,575 which was primarily driven by the AXIL acquisition and increased product revenues. The offset by non-cash items such as depreciation and amortization expense of $95,179 due to assets and intangibles acquired on acquisition, bad debts of $76,969 as related to the greater number of customers from the AXIL brand sales, inventory changes of $353,985 as higher levels from the new business line, stock-based compensation of $207,342, favorable changes in accounts payable, contract and current liabilities of $1,235,788 and increase in non-cash gain on debt settlement of $50,500. The net decrease in cash was increased by a net decrease in operating assets and liabilities of $825,203 primarily due to increase in prepaid expenses, accounts receivable and decrease in customer deposits.

Net cash used in operating activities for the fiscal year ended May 31, 2022 was $126,055, attributable to a net loss of $182,903 offset by non-cash items such as depreciation expense of $7,871, bad debts of $6,941, inventory write-off of $71,481, stock-based compensation of $21,967 and increase in non-cash gain on debt settlement of $35,000. The net loss was increased by a net decrease in operating assets and liabilities of $16,411 primarily due to increase in accounts receivable and decrease in customer deposits offset by a decrease in inventory purchases.

Investing Activities

For the Fiscal Years ended May 31, 2023 and 2022

The Company invested $65,650 in the purchase of property and equipment and acquired $1,066,414 of cash as part of the AXIL asset acquisition during the fiscal year ended May 31, 2023. The Company did not make any material investments in the purchase of property and equipment during the fiscal year ended May 31, 2022.

Financing Activities

For the Fiscal Years ended May 31, 2023 and 2022

Net cash provided by financing activities for the fiscal year ended May 31, 2023 was $540,051 primarily attributable to the cash proceeds of $447,850 for the common stock issuance and $132,620 advances from related party, offset by repayments of equipment financing and repayment of note payable that totaled $40,419.

Net cash provided by financing activities for the fiscal year ended May 31, 2022 was $2,849 primarily attributable to the cash proceeds of $35,000 of grants received from US Small Business Administration pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), offset by payments to a related party of $28,851 and repayment of equipment financing of $3,300.

As of May 31, 2023, we had the following secured loan outstanding, administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000. The Company continues to pay interest on the loan.

During June 2022, we made an acquisition of a business, AXIL, a leader in hearing protection and enhancement products for the acquisition of both the hearing protection business of AXIL consisting of ear plugs and ear muffs, and AXIL’s ear bud business. We purchased the business pursuant to issuances of common stock and preferred stock.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, pursuant to a voting agreement, effective June 16, 2022, with AXIL and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. We do not have any plans to seek additional financing at this time and anticipate that our existing cash equivalents and cash provided by operations will be sufficient to meet our working capital requirements. However, if the need arises for additional cash, there can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

As of May 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the value of stock-based compensation, valuation of deferred tax assets, contract liability, allowance on sales returns, business combinations, segment reporting and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

The Company sells a variety of hair and skin care products and electronic hearing and enhancement products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues.

The five steps for revenue recognition are as follows:

Identify the contract with a customer. The Company generally considers completion of a sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) or purchase orders from non-consumer customers as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses customer creditworthiness based on credit checks, payment history, and/or other circumstances. For payments involving third party financier payors, the Company validates customer eligibility and reimbursement amounts prior to shipping the product.

Identify the performance obligations in the contract. Product performance obligations include shipment of products and related accessories and service performance obligations include extended warranty coverage.

However, as the historical redemption rate under our warranty policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to AXIL and Reviv3 products, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon have been filed under Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on this evaluation of disclosure controls and procedures as of May 31, 2023, our CEO and CFO concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of May 31, 2023 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of May 31, 2023, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation

The Company plans to initiate measures to improve the effectiveness of the internal controls over financial reporting and disclosure controls and procedures. As of the filing date, we have engaged a third-party to enhance the reporting in our accounting systems, as well as increase the level of review when any non-routine accounting entry is proposed. The Company hired additional accounting personnel to oversee the financial close and reporting process. The Company plans to hire additional staff to aid in segregation of duties to continue to improve our internal controls in the coming fiscal year. We have also started to develop an internal control structure and identify key procedures for financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and we are currently in the process of documenting our internal control policies and procedures. We have drafted written policies and procedures that we will commence implementing during the fiscal year ending May 31, 2024. In addition, the company intends to establish controls related to corporate governance, including a Code of Business Conduct and Ethics that applies to all of our employees, including our CEO, CFO, and Board.

Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended May 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management is currently taking corrective action to remedy the internal control weaknesses. See section entitled “Remediation” above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors are elected by the Board to a term of one year and serve until their successor is duly elected and qualified, or until the earlier of their death, resignation or removal.

The names, ages and positions of our present directors are set forth below:

NAME	AGE	POSITION
Jeff Toghraie	56	Chief Executive Officer and Chairman

Nancy Hundt	55	Director

The names, ages and positions of our present officers are set forth below:

NAME	AGE	POSITION
Jeff Toghraie	56	Chief Executive Officer and Chairman

Monica Diaz Brickell	44	Chief Financial Officer

Jeff Brown	41	Chief Operating Officer

Donald Starace	69	President

Background of executive officers and directors

Jeff Toghraie –Chief Executive Officer and Chairman of the Board of Directors

Jeff Toghraie has been the Chairman of our Board since 2015 and our Chief Executive Officer since 2016. Mr. Toghraie is currently the Managing Director of Intrepid Global Advisors, one of our principal stockholders. Mr. Toghraie joined Intrepid Global Advisors in 2010 and is a principal of that firm. During the past 6 years, Mr. Toghraie has been involved with various privately held development stage companies as a director and/or in advisory positions. Mr. Toghraie was chosen as a director due to his experience with and knowledge of the Company and its operations, his background in working with development stage companies and his general business background.

Jeff Brown – Chief Operating Officer

Jeff Brown has been our Chief Operating Officer since March 2017. From 2015 to 2017, Mr. Brown held consulting positions at Polar Solar Inc., a company responsible for making commercial solar panels available to the residential market and Mind Fitness Lab, a technology company that developed and distributed mobile applications for mental health professionals. From 2012 to 2015, he was the President of RNA Pro, a company that distributed agricultural supplements. Mr. Brown holds an MBA from Pepperdine University and received his bachelor’s degree from University of California, Irvine.

Monica Diaz Brickell – Chief Financial Officer

Monica Diaz Brickell has been our Chief Financial Officer since April 2023. From 2007 to 2022, Ms. Brickell served as International Tax Manager for Top Golf Callaway Brands Corp. Ms. Brickell holds a Master of Science in Accountancy and a Bachelor of Business Administration in Accounting from the University of Notre Dame and has an active license as a Certified Public Accountant in the State of California.

Donald Starace – President

Donald Starace has been our President since February 2015. Mr. Starace has over forty years of dedicated service in the beauty industry. Mr. Starace started his career in some of New York’s most prestigious salons, followed by ten years at Nioxin Research Labs and subsequently Proctor & Gamble in Sales and Education. Mr. Starace owned and operated various businesses through his career including roles in starting the Bank of New Jersey, which currently holds 10 locations, and has assets over $865 million. He was one of the initial investors for the bank and was very influential in raising capital. He also facilitated bringing Taiff (Brazil) professional appliances to the hair industry in the U.S. and Canada. Mr. Starace most recently was appointed as a member of the Board of Adjustments for the Borough of Fort Lee, New Jersey.

Nancy Hundt – Director

Nancy Hundt has served as our director since May 2015. Ms. Hundt has a diverse background in the retail industry and has served as a representative of the American Board of Opticianry, an optical industry retail group. Ms. Hundt serves as a consultant and a retail sales expert, and has served over the last five years as Chief Operating Officer of Academy Optical, Inc. Ms. Hundt was chosen as a director due to her relevant experience in retail sales and general business background.

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

Corporate Governance

Our Board currently consists of two directors, one of whom is female.

We do not have any standing audit, nominating or compensation committees of the Board, or committees performing similar functions. We may apply to be listed on a registered national securities exchange if our Board determines it is in the best interests of our Company and our stockholders. If we become listed on a registered national securities exchange, our Board intends to form three standing committees upon the effectiveness such listing: an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition of these committees will consist of independent directors consistent with applicable exchange listing requirements and SEC rules. We will adopt written charters for each of these committees and make these available on our website consistent with applicable requirements and rules. Our Board may establish other committees as it deems necessary or appropriate from time to time.

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations. During the fiscal year ended May 31, 2023, all Board actions were taken by unanimous written consent and the Board held no formal meetings.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on the Board. All current members of the Board lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert due to the inability to attract such a person.

Indemnification

Our Amended and Restated Certificate of Incorporation and our Bylaws, subject to certain provisions of Delaware Law, contain provisions which require or allow us to indemnify any person against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with service to us if it is determined that person acted in good faith and in a manner which he reasonably believed was in the best interest of the Company. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based on solely a review of the copies of such reports, all of our officers, directors, and persons who own more than 10% of our common stock complied with the filing requirements of Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2023 except for Jeff Toghraie, who did not file a Form 4 with respect to one transaction, Don Frank Nathaniel Vasquez, who did not file a Form 3, Intrepid Global Advisors, Inc., who did not file a Form 4 with respect to one transaction on two different occasions, and AXIL, who did not file a Form 3 and a Form 4 with respect to one transaction on seven occasions. Additionally, as of May 31, 2023, Intrepid Global Advisors, Inc. has not filed a Form 3 that was required to be filed during the fiscal year ended May 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2023, and 2022, to our named executive officers (each, an “NEO”), who for the fiscal year ended May 31,2023 were Jeff Toghraie, our Chief Executive Officer and Chairman (Principal Executive Officer), Jeff Brown, our Chief Operating Officer, Monica Diaz Brickell, our Chief Financial Officer, and Meenu Jain, our former Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jeff Toghraie	2022	—	—	—	279,000	—	—	—	279,000
Chief Executive Officer and Chairman	2023	—	—	—	—	—	—	—	—

Jeff Brown	2022	50,000	—	—	198,000	—	—	—	248,000
Chief Operating Officer	2023	98,000	35,000	—	—	—	—	—	133,000

Meenu Jain(2)	2023	81,667	—	—	15,000	—	—	—	96,667
Former Chief Financial Officer

Monica Diaz Brickell(3)	2023	17,500	—	—	—	—	—	—	17,500
Chief Financial Officer

(1)

The value of option awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 10—Stockholders’ Equity to our financial statements included herein.

(2)	Ms. Jain became our Chief Financial Officer on November 1, 2022 and resigned as our Chief Financial Officer on April 21, 2023.
(3)	Ms. Diaz Brickell became our Chief Financial Officer on April 24, 2023.

Our Chief Executive Officer, Jeff Toghraie, and our Chief Operating Officer, Jeff Brown, did not have formal employment agreements with the Company in place as of May 31, 2023. Mr. Toghraie is entitled to an annual performance bonus, health benefits and equity awards at the discretion of the Board. Mr. Brown receives a base salary of $98,000 per year and is entitled to annual performance bonus, paid vacation, optional health benefits and equity awards at the discretion of the Board.

Monica Diaz Brickell joined the Company as Chief Financial Officer in April 2023. Per her agreement with the Company, she receives a base salary of $140,000 per year and is entitled to paid vacation and optional health benefits.

We did not pay any compensation to our non-employee director during the fiscal years ended May 31, 2023 and 2022.

As of May 31, 2023, we did not have any retirement, pension, or profit sharing plans for the benefit of our executive officers and directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of May 31, 2023:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Jeff Toghraie	5/10/22	1,550,000		1,550,000	(1)	0.09	4/20/2032
Jeff Brown	5/10/22	1,100,000		1,100,000	(1)	0.09	4/20/2032
Meenu Jain	11/01/22	75,000	(2)	—		0.20	11/1/2032

(1)	These options vest and become exercisable over time, with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month.
(2)	These options vested and become exercisable over time, with 75,000 vesting on February 1, 2023 and the remaining 225,000 options associated with this grant were forfeited on April 21, 2023 when the former executive resigned from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of August 17, 2023, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, our executive officers, and our directors and executive officers as a group. The persons named have sole voting and investment power with respect to such shares, except as otherwise noted Except as otherwise indicated below, the address of each beneficial owner is c/o Reviv3 Procare Company, 901 Fremont Avenue, Unit 158, Alhambra, California 91083.

Title of Class	Name/Position	Beneficial Ownership		Percentage of Class(1)
	Named Executive Officers:
Common	Jeff Toghraie (2)	24,868,375	(4)	20.9%
Common	Jeff Brown	1,746,595	(5)	1.5%
Common	Monica Diaz Brickell	—		*
Common	Meenu Jain (3)	325,000	(6)	*
	Directors:
Common	Nancy Hundt	2,145,455		1.8%
	All Executive Officers and Directors as a group (six persons)	29,659,263	(7)	24.6%
	5% Stockholders:
Common	Shircoo, Inc.	11,685,000	(8)	9.9%
Common	Intrepid Global Advisors, Inc.	22,834,000	(9)	19.5%
Common	Don Frank Nathaniel Vasquez	25,525,004	(10)	21.8%

(1)	The amounts reported by each person are as of August 17, 2023, with percentages based on 117,076,949 shares issued and outstanding as of that date, except where the person has the right to receive shares within the next 60 days (as indicated in the other footnotes to this table), which would increase the number of shares owned by such person and the number of shares outstanding. “Beneficial ownership” is deemed to include shares for which a person, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the person’s benefit, and includes shares that may be acquired within 60 days, including the right to acquire shares by the exercise of options. Shares that may be acquired within 60 days by the exercise of options are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the other footnotes to this table, each stockholder named in the table has sole voting and sole dispositive power over all of the shares shown in the table.

(2)	Mr. Toghraie is also the Chairman of the Board.

(3)	Ms. Jain resigned as our Chief Financial Officer on April 21, 2023.

(4)	Includes (i) 2,034,375 shares of common stock underlying stock options that are presently exercisable within 60 days of August 17, 2023 and (ii) 22,834,000 shares held by Intrepid Global Advisors, Inc. (“Intrepid”) with offices at 355 S. Grand Avenue, Suite 2450, Los Angeles, CA 90071. Jeff Togharie, our Chief Executive Officer and Chairman, is the managing director of Intrepid.

(5)	Includes 1,443,750 shares of common stock underlying stock options that are presently exercisable within 60 days of August 17, 2023.

(6)	Includes 75,000 shares of common stock underlying stock options that are presently exercisable.

(7)	Includes 3,478,125 shares of common stock underlying stock options that are presently exercisable within 60 days of August 17, 2023.

(8)	Shircoo, Inc.’s address is 2350 E. Allview Terrace, Los Angeles, CA 90068.

(9)	Mr. Toghraie, our Chief Executive Officer and Chairman, is the is the managing director of Intrepid. Intrepid’s address is 355 S. Grand Avenue, Suite 2450, Los Angeles, CA, 90071.

(10)	Mr. Vasquez’s business address is 4700 Summerville Ln., Prosper, Texas, 75078.

Securities authorized for issuance under equity compensation plans

The following table sets forth equity compensation plan information as of May 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)
2022 Equity Incentive Plan	5,375,000	$0.09	4,625,000
Total	5,375,000	$0.09	4,625,000

(1)	On March 21, 2022, the Board approved the 2022 Equity Incentive Plan (the “Plan”). The total number of shares available under the plan as of May 31, 2023 was 10,000,000 shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year.

2022 Equity Incentive Plan

The Board approved the Company’s 2022 Equity Incentive Plan on March 21, 2022. Under this plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

The total number of shares initially authorized for issuance under the Plan was 10 million shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. The Board has not approved an increase in the number of shares authorized for issuance under the Plan as of May 31, 2023. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

Two types of options may be granted under these Plans: (1) Incentive Stock Options which may only be issued to eligible employees of the Company and are required to have the exercise price of the option not less than the fair market value of the common stock on the grant date; or in the case of an Incentive Stock Option granted to a Ten Percent Stockholder, 110% of the fair market value of the Common stock at the grant date; and (2) Non-qualified Stock Options which may be issued to participants under the Plan and which may have an exercise price less than the fair market value of the common stock on the grant date, but not less than par value of the stock.

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two executive officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month.

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options to a former executive officer, to purchase, in the aggregate, up to 300,000 shares of its Common Stock, at an exercise price of $0.20 per share and expiring on October 31, 2032. 75,000 shares vested as of January 29, 2023, and the remaining 225,000 options were forfeited in April 2023 when the executive officer left the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Because we are quoted on the OTCQB and not listed on a national securities exchange, we are currently not subject to certain corporate governance requirements that apply to exchange-listed companies. For purposes of evaluating the independence of our directors, our Board uses the rules of the SEC and Nasdaq Stock Market (“Nasdaq”). Our Board has determined that Nancy Hundt, is considered “independent” and Jeff Toghraie, Chairman of the Board of Directors, is not considered “independent” because he is employed by the Company under applicable SEC rules and regulations and the Nasdaq listing requirements and rules.

Related Party Transactions

The following is a description of transactions or series of transactions since June 1, 2021, to which we were or will be a party, in which:

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

The Company’s Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes. At May 31, 2023, and 2022, the Company had amounts payable to Intrepid of $124,378 and $25,452, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with AXIL and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024.

During the fiscal year ended May 31, 2023, the Company paid $218,696 as consulting fee for product development to Weston T. Harris, a major stockholder of AXIL, and also paid $126,097 to immediate family members of the major stockholder as compensation for services relating to packaging design and affiliate marketing.

During the fiscal year ended May 31, 2023, the Company paid $135,484 as consulting fee for inventory management and operations consulting to an immediate family member of a major stockholder of AXIL, $74,620 to an immediate family member of the major stockholder in commissions and a contractor fee, and $15,928 to an immediate member of the major stockholder as compensation for services relating to travel and event coordination.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of AXIL, consisting of ear plugs and ear muffs, and (ii) AXIL’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, AXIL and certain stockholders of AXIL. One of the stockholders of AXIL is Intrepid Global Advisors, Inc. As of May 31, 2023, Intrepid Global Advisors, Inc. held no outstanding common stock of AXIL and 19.50% of the outstanding common stock of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pre-Approval Policy

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either (i) approved by our audit committee (or equivalent body) or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee (or equivalent body), provided that the policies and procedures are detailed as to the particular service, the audit committee (or equivalent body) is informed of each service, and such policies and procedures do not include delegation of the audit committee’s (or equivalent body) responsibilities to management. Our Board pre-approves all services provided by our independent registered public accounting firm.

Fees

All of the services provided and fees charged by our independent registered public accounting firm Salberg & Company, P.A. (“Salberg”), were pre-approved by our Board, as we do not have an audit committee. The following table shows us the fees paid to Salberg, for the fiscal years ended May 31, 2023 and 2022 were:

	Fiscal Year Ended May 31, 2023	Fiscal Year Ended May 31, 2022
Audit fees (1)	$117,100	$49,200
Audit related fees (2)	700	—
Tax fees	—	—
All other fees	—	—
Total	$117,800	$49,200

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	These fees relate to audit related consulting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Reviv3 Procare Company.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reviv3 Procare Company and subsidiary (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations:

As described in footnote 2 Basis of Presentation and Summary of Significant Accounting Policies “Business Combinations” and in footnote 13 “Business Combinations”, to the consolidated financial statements, the Company closed on a business acquisition in fiscal 2023. The determination of fair values for assets acquired and liabilities assumed and fair value of portions of purchase consideration requires management to make significant estimates and assumptions such as those related to forecasts of future revenues, operating margins, discount rates and equity values. Changes in these assumptions could have a significant impact on the fair values.

We identified business combinations as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s process for developing its estimates, (b) evaluated if the valuation method used by management was appropriate, (c) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (d) assessed the reasonableness of the discount rates used by evaluating each component, (e) evaluated other estimates such as the equity value portions of purchase consideration, and (f) recomputed the valuation estimates. We agreed with management’s valuations.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

August 21, 2023

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328
Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920
www.salbergco.com ● info@salbergco.com
Member National Association of Certified Valuation Analysts ● Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	For the Fiscal Years Ended
	May 31, 2023	May 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$4,832,682	$373,731
Accounts receivable, net	417,016	105,921
Inventory, net	1,311,864	323,388
Prepaid expenses and other current assets	801,360	—

Total Current Assets	7,362,922	803,040

OTHER ASSETS:
Property and equipment, net	157,463	29,145
Intangible assets, net	382,674	—
Right of use asset	101,845	45,453
Other assets	12,195	16,277
Goodwill	2,152,215	—

Total Other Assets	2,806,392	90,875

TOTAL ASSETS	$10,169,314	$893,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$908,606	$458,263
Customer deposits	183,688	16,522
Equipment payable, current	2,200	3,300
Contract liabilities, current	827,106	—
Notes payable	172,588	156,300
Due to related party	158,072	25,452
Lease Liability, current	65,824	47,166
Income Tax Liability	230,913	—
Other current liabilities	305,664	—

Total Current Liabilities	2,854,661	707,003

LONG TERM LIABILITIES:
Equipment payable	—	2,200
Lease liability, long term	36,752	—
Contract liabilities, long term	605,942	—

Total Long Term Liabilities	642,694	2,200

Total Liabilities	3,497,355	709,203

Commitments and contingencies (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 and no shares issued and outstanding as of May 31, 2023 and May 31, 2022, respectively	25,000	—
Common stock, $0.0001 par value: 450,000,000 shares authorized; 117,076,949 and 41,945,881 shares issued, and outstanding as of May 31, 2023 and May 31, 2022, respectively	11,708	4,195
Additional paid-in capital	10,102,243	5,472,084
Accumulated deficit	(3,466,992)	(5,291,567)

Total Stockholders’ Equity	6,671,959	184,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,169,314	$893,915

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	May 31,	May 31,
	2023	2022

Sales, net	$23,521,027	$2,336,257

Cost of sales	5,810,216	828,586

Gross profit	17,710,811	1,507,671

OPERATING EXPENSES:
Marketing and selling expenses	11,675,206	1,199,305
Compensation and related taxes	1,347,839	15,129
Professional and consulting expenses	1,420,990	232,774
General and administrative	1,282,565	271,866

Total Operating Expenses	15,726,600	1,719,074

INCOME (LOSS) FROM OPERATIONS	1,984,211	(211,403)

OTHER INCOME (EXPENSE):
Gain on debt settlement	50,500	35,000
Other income	16,829	—
Interest income	6,469	36
Interest expense and other finance charges	(2,521)	(6,536)

Other Income (Expense), Net	71,277	28,500

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,055,488	(182,903)

Provision for income taxes	230,913	—

NET INCOME (LOSS)	$1,824,575	$(182,903)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.00)
Diluted	$0.01	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,895,411	41,945,881
Diluted	357,385,274	41,945,881

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2023 AND 2022

	Preferred Stock		Common Stock Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2021	—	$—	41,945,881	$4,195	$5,450,117	$(5,108,664)	$345,648

Stock options expense	—	—	—	—	21,967	—	21,967

Net loss for the fiscal year ended May 31, 2022	—	—	—	—	—	(182,903)	(182,903)

Balance, May 31, 2022	—	—	41,945,881	4,195	5,472,084	(5,291,567)	184,712

Shares issued for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	—	4,007,480

Stock options expense	—	—	—	—	207,342	—	207,342

Shares issued for cash	—	—	1,947,175	195	447,655	—	447,850

Net income for the fiscal year ended May 31, 2023	—	—	—	—	—	1,824,575	1,824,575

Balance, May 31, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,102,243	$(3,466,992)	$6,671,959

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	May 31, 2023	May 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,824,575	$(182,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	95,179	7,871
Bad debts	76,969	6,941
Inventory obsolescence	—	71,481
Stock based compensation	207,342	21,967
Gain on debt forgiveness	(50,500)	(35,000)
Non cash lease expense	—	(1,713)
Change in operating assets and liabilities:
Accounts receivable	(160,277)	(21,985)
Inventory	353,985	95,983
Prepaid expenses and other current assets	(661,115)	2,430
Deposits	(3,810)	—
Accounts payable and accrued expenses	215,175	(701)
Other current liabilities	630,897	—
Customer deposits	—	(90,426)
Contract liabilities	389,716	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,918,136	(126,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	1,066,414	—
Purchase of property and equipment	(65,650)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,000,764	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock to be issued	447,850	—
Proceeds from loan payable	—	35,000
Repayment of equipment financing	(3,300)	(3,300)
Repayment of note payable	(37,119)	—
Advances (payments) from a related party	132,620	(28,851)

NET CASH PROVIDED BY FINANCING ACTIVITIES	540,051	2,849

NET INCREASE (DECREASE) IN CASH	4,458,951	(123,206)

CASH - Beginning of year	373,731	496,937

CASH - End of year	$4,832,682	$373,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,521	$500
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for business combination	$4,007,480	$—
Right of use assets recognized as lease liability	$131,970	$—
Tangible assets (excluding cash) acquired in business combination	$1,740,729	$—
Intangible assets acquired in business combination	$456,945	$—
Goodwill acquired in business combination	$2,152,215	$—
Liabilities assumed in business combination	$1,408,823	$—

See accompanying notes to these consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY
NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2023 AND 2022

Note 1 – Organization

Reviv3 Procare Company (“Reviv3”) was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company has moved its corporate headquarters to 901 Fremont Avenue, Unit 158, Alhambra, California 91803. Its phone number (888) 638-8883. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” and in June 2022, completed the asset acquisition of the Axil & Associated Brand Corp. business (“AXIL”). The Company is now engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio innovations that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These products lines are both sold throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the fiscal years ended May 31, 2023 and 2022 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its consolidated subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned net income and had cash provided by operations in the fiscal year ended May 31, 2023, we had an accumulated deficit of $3,466,992 as of May 31, 2023 and have incurred operating losses and cash used in operations in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL’s business, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

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

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next twelve months, is classified as non-current inventory.

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

The Company sells a variety of hair and skin care products and electronic hearing and enhancement products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues.

The five steps for revenue recognition are as follows:

Identify the contract with a customer. The Company generally considers completion of a sales order (which requires customer acceptance of the Company’s click-through terms and conditions for website sales and authorization of payment through credit card or another form of payment for sales made over the phone) or purchase orders from non-consumer customers as a customer contract provided that collection is considered probable. For payments that are not made upfront by credit card, the Company assesses customer creditworthiness based on credit checks, payment history, and/or other circumstances. For payments involving third party financier payors, the Company validates customer eligibility and reimbursement amounts prior to shipping the product.

Identify the performance obligations in the contract. Product performance obligations include shipment of products and related accessories and service performance obligations include extended warranty coverage.

However, as the historical redemption rate under our warranty policy has been low, the option is not accounted for as a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to AXIL and Reviv3 products, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products is recognized at a point in time, which is generally upon shipment. Revenue for services (extended warranty) is recognized over time on a ratable basis over the warranty period.

As of May 31, 2023 and May 31, 2022, contract liabilities amounted to $1,433,048 and $0, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,320,401 and $0, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $112,647 and $0, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years. Approximately $827,106 is expected to be recognized in year 1, $420,629 is expected to be recognized in year 2, and $185,313 is expected to be recognized in year 3.

Revenue recognized, during the fiscal year ended May 31, 2023, that was included in the contract liability balance at the beginning of period (acquisition of AXIL) was $391,204.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $1,001,261 and $214,517 for the fiscal years ended May 31, 2023 and 2022, respectively.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets acquired and liabilities assumed of the acquired business, at their fair values.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the fiscal years ended May 31, 2023 and 2022.

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

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At May 31, 2022, the Company had 5,300,000 options outstanding which were potentially dilutive securities, however they were excluded from the computation since their impact would be antidilutive.

For the fiscal year ended May 31, 2023, certain stock options were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income. The following table presents a reconciliation of basic and diluted net income per common share:

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

For the Fiscal Year Ended
May 31, 2023

Net income	$1,824,575

Weighted average basic shares	112,895,411
Dilutive securities:
Convertible preferred stock	239,041,096
Stock options	5,448,767
Weighted average dilutive shares	357,385,274

Earnings (loss) per share:
Basic	$0.02
Diluted	$0.01

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

The Company renewed lease for its corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease. Please see Note 11 – ‘Commitments and Contingencies’ under “Leases” below for more information about the Company’s leases.

Segment Reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair care and skin care products. See Note 15 – “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” for more information about the Company’s reportable segments.

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

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	May 31, 2023	May 31, 2022
Customers Receivable	$345,264	$115,741
Merchant Processor Receivable	167,232	—
Less: Allowance for doubtful debts	(95,480)	(9,820)
Accounts receivable, net	$417,016	$105,921

The Company recorded bad debt expense of $76,969 and $6,941 during the fiscal years ended May 31, 2023 and 2022, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	May 31, 2023	May 31, 2022
Finished Goods	$1,198,218	$29,249
Raw Materials	$113,646	$294,139
Inventory, net	$1,311,864	$323,388

At May 31, 2023 and 2022, inventory held at third party locations amounted to $0 and $16,940, respectively. At May 31, 2023 and 2022, there was $135,482 and $0 inventory in- transit, respectively.

During the fiscal years ended May 31, 2023 and 2022, the Company created an allowance of $0 and $71,481, respectively, on slow moving inventory included in cost of sales. As of May 31, 2023 and 2022, there was no slow moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2023	May 31, 2022
Furniture and Fixtures	5 years	$14,598	$5,759
Computer Equipment	3 years	33,146	17,392
Plant Equipment	5-10 years	165,778	45,128
Automobile	5 years	15,000	—
Less: Accumulated Depreciation		(71,059)	(39,134)
		$157,463	$29,145

Depreciation expense amounted to $20,908 and $7,871 for the fiscal years ended May 31, 2023 and 2022, respectively.

Note 6 – Intangible Assets

The Company acquired intangible assets through the Business Combination. (See Note 13). These intangible assets consisted of the following:

	Estimated Life	May 31, 2023
Licensing Rights	3 years	$11,945
Customer Relationships	3 years	70,000
Trade Names	10 years	275,000
Website	5 years	100,000
Less: Accumulated Amortization		(74,271)
		$382,674

Goodwill arising through the business combination was $2,152,215 at May 31, 2023 (see Note 13).

Amortization expense amounted to $74,271 and $0 for the fiscal years ended May 31, 2023 and 2022, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

May 31, 2023
Credit Cards	833
Accrued Interest	10,343
Royalty Payment Accrual	8,792
Sales Tax Payable and Other Accrued Expenses	258,023
Affiliate Accrual	27,673
Other Current Liabilities	$305,664

Note 8 – Equipment Payable

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. As at May 31, 2023 and 2022, the balance outstanding on the loan was $2,200 and $5,500, respectively, of which the $2,200 balance is payable within the next year. The Company recorded an interest expense of $500 and $500, associated with the equipment financing during the fiscal years ended May 31, 2023 and 2022, on the loan in the accompanying consolidated financial statements.

The amounts of loan payments due within the next fiscal year ended May 31, are as follows:

Total
2024	$2,200
Equipment Payable, Net	$2,200

Note 9 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the fiscal year ended May 31, 2022. During the fiscal year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded an accrued interest of $10,342 and $11,684, as of May 31, 2023 and 2022, respectively.

During the fiscal year ended May 31, 2023 the Company obtained insurance financing of $53,337 on the general liability and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. As of May 31, 2023, six installments have been paid. As of May 31, 2023 outstanding balance of the loan amounted to $21,335.

Notes Payable as of May 31, 2023 and 2022

	2023	2022
Insurance Financing	$21,335	$—
Second Draw Paycheck Protection Program (PPP- 2)	—	6,300
Financing Charges	1,253	—
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
Total	$172,588	$156,300
Less: Current portion	(172,588)	(156,300)
Non-current portion	$—	$—

The amounts of loan payments due in the next fiscal year ended May 31, are as follows:

Total
2024	$172,588
Total	$172,588

Note 10 – Stockholders’ Equity

Shares Authorized

As of May 31, 2023, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company Common Stock on a one-to-one ratio, pursuant to the Asset Purchase Agreement (See Note 13 and Common Stock section below). These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

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

As of May 31, 2023, 250,000,000 shares of Preferred Stock were issued and outstanding.

No shares of Preferred Stock were issued and outstanding as of May 31, 2022.

Common Stock

As of May 31, 2023, 117,076,949 shares of common stock were issued and outstanding.

During the fiscal year ended May 31, 2023, the Company issued 73,183,893 shares of Common Stock, valued at $907,480, as consideration pursuant to the Asset Purchase agreement (See Note 13 and Preferred Stock section above).

During the fiscal year ended May 31, 2023, the Company sold 1,947,175 shares of Common Stock at $0.23 per share for a total of $447,850 under several private placement agreements.

No shares of Common Stock were issued during the fiscal year ended May 31, 2022.

Note 10 – Stockholders’ Equity (continued)

Stock Options

The Board approved the Company’s 2022 Equity Incentive Plan (the “Plan”) on March 21, 2022. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

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

Note 10 – Stockholders’ Equity (continued)

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

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to a former executive officer of the Company, to purchase, in the aggregate, up to 300,000 shares of its Common Stock, at an exercise price of $0.20 per share and expiring on October 31, 2032. 75,000 shares vested as of January 29, 2023, and the remaining 225,000 options were forfeited in April 2023 when the executive officer left the Company.

The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the fiscal years ended May 31, 2023 and 2022, the Company recorded a stock-based compensation expense of $207,342 and $21,967 respectively, for these options in the accompanying financial statements.

Note 10 – Stockholders’ Equity (continued)

The Black-Scholes options pricing model used the following assumptions:

	2023	2022
Risk free interest rate	4.07%	2.99%
Expected life	6 years	5.75 years
Expected volatility	457%	447%
Expected dividend	0%	0%

The following table summarizes the activity relating to the Company’s stock options held by executive officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding as June 1, 2021	—	—	—
Granted	5,300,000	$0.09	10.0
Exercised	—	—	—
Outstanding at May 31, 2022	5,300,000	$0.09	9.92
Granted	300,000	$0.20	9.68
Less: Forfeited	(225,000)	$0.20	9.68
Less: Unvested at May 31, 2023	(2,725,000)	$0.09	8.92
Vested at May 31, 2023	2,650,000	$0.09	8.92

Note 11 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent was $7,567 per month for the first year and increased by a certain amount each year. In November 2022, the Company entered into an extension of the lease for a two year term beginning December 1, 2022. The rent is $6,098 per month for the first year and will increase by a certain amount the following year.

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

Note 11 – Commitments and Contingencies (continued)

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial right of use asset in the same amount in 2019. The Company computed another initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which was recorded on books at the commencement of the new lease on December 1, 2022. During the fiscal years ended May 31, 2023 and 2022, the Company recorded a lease expense in the amount of $84,435 and $94,235, respectively. As of May 31, 2023, the lease liability balance was $102,576 and the right of use asset balance was $101,845. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2023	May 31, 2022
Right of use assets	$131,970	$235,748
Accumulated reduction	(30,125)	(190,295)
Operating lease assets, net	$101,845	$45,453

Liabilities
Lease Liability	$131,970	$235,748
Accumulated reduction	(29,394)	(188,582)
Total lease liability, net	$102,576	$47,166
Current portion	(65,824)	(47,166)
Non-current portion	$36,752	$—

Maturities of operating lease liabilities were as follows as of May 31, 2023:

Operating Lease
2024	$65,824
2025	36,752
Total	$102,576
Less: Imputed interest	$—
Present value of lease liabilities	$102,576

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleges breach of Agreement for non-payments for certain products against the Company. The allegations arise from alleged discrepancies discovered by the Company in the manufacturing of certain product. The Company has retained counsel and intends to vigorously defend the allegations. The product was delivered to the Company, however, the Company believes that the product was defective. The litigation process has not progressed and the amount of the claim of $204,182 has been recorded as accounts payable, in the accompanying consolidated financial statements as of May 31, 2023.

Note 12 – Related Party Transactions

The Company’s Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes. At May 31, 2023, and 2022, the Company had amounts payable to Intrepid of $124,378 and $25,452, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with AXIL and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024.

During the fiscal year ended May 31, 2023, the Company paid $218,696 as consulting fee for product development to Weston T. Harris, a major stockholder of AXIL, and also paid $126,097 to immediate family members of the major stockholder as compensation for services relating to packaging design and affiliate marketing.

During the fiscal year ended May 31, 2023, the Company paid $135,484 as consulting fee for inventory management and operations consulting to an immediate family member of a major stockholder of AXIL, $74,620 to an immediate family member of the major stockholder in commissions and a contractor fee, and $15,928 to an immediate member of the major stockholder as compensation for services relating to travel and event coordination.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of AXIL, consisting of ear plugs and ear muffs, and (ii) AXIL’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, AXIL and certain stockholders of AXIL. One of the stockholders of AXIL is Intrepid Global Advisors, Inc. As of May 31, 2023, Intrepid Global Advisors, Inc. held no outstanding common stock of AXIL and 19.50% of the outstanding common stock of the Company.

Note 13 – Business Combination

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

One of the stockholders of AXIL is Intrepid Global Advisors (“Intrepid”). As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of AXIL and 22.33% of the outstanding Common Stock of the Company. As of May 31, 2023 Intrepid held no outstanding common shares of AXIL, as they were distributed with the Asset Purchase Agreement. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid.

As consideration for the Asset Purchase, AXIL received a total of 323,183,893 shares of the company comprised of (a) 73,183,893 shares of the Company’s Common Stock and (b) 250,000,000 shares of the company’s non-voting Series A Preferred Stock, which are convertible into shares of Company Common Stock on a one-to-one ratio. The Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. Thereafter, no holder of Preferred Shares may convert such shares into a number of shares of Company Common Stock that would cause the holder to beneficially own more than 5% of the Company’s Common Stock, as determined in accordance with Sections 13(d) and (g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The purchase price was computed to be $4,007,480 based on a fair value of $0.0124 per common share on the date of acquisition.

The Company is utilizing the AXIL assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired was allocated to goodwill.

Note 13 – Business Combination (continued)

The following is a summary of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$1,066,414
Accounts receivable	227,786
Inventory	1,342,461
Prepaid expenses	62,452
Other assets	108,030
Accounts payable	(285,665)
Contract liabilities	(1,043,332)
Other current liabilities	(79,826)
Net tangible assets acquired	$1,398,320

Identifiable intangible assets
Licensing rights	$11,945
Customer relationships	70,000
Tradenames	275,000
Website	100,000
Total Identifiable intangible assets	$456,945

Consideration paid	$4,007,480
Total net assets acquired	1,855,265
Goodwill purchased	$2,152,215

Pro Forma Information (Unaudited)

The unaudited pro forma condensed combined financial statements are based on Reviv3 and AXIL’s unaudited historical consolidated financial statements as adjusted to give effect to the Asset Purchase Agreement. The unaudited pro forma combined statements of operations for the fiscal year ended May 31, 2023 and 2022, for Reviv3 and AXIL, give effect to the Asset Purchase Agreement as if it had occurred on June 1, 2022 and 2021, respectively.

	For the fiscal year ended	For the fiscal year ended
	May 31, 2023	May 31, 2022
Revenue	$25,428,163	$18,356,862
Net income (loss)	2,032,954	(3,212,320)
Earnings (loss) per common share
Basic	$0.02	$(0.03)
Diluted	$0.01	—

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that result in the future.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2023 and 2022, the Company held cash in various accounts of approximately $4,582,682 and $123,731, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2023.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the fiscal year ended May 31, 2023 hair and skin care product sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 94% of the Company’s net sales at 61%, 12% and 21%. During the fiscal year ended May 31, 2022 sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 31% of the Company’s net sales at 15% and 16%.

During the fiscal year ended May 31, 2023 hair and skin care product sales to customers outside the United States represented approximately 25% which consisted of 20% from Canada and 5% from Italy and during the fiscal year ended May 31, 2022 sales to customers outside the United States represented approximately 16% which consisted of 14% from Canada and 2% from Italy.

During the fiscal year ended May 31, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 15% from sales of hair shampoo, and 10% from sales of hair conditioner and 7% from bundle kits. During the fiscal year ended May 31, 2022, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 10% from sales of hair shampoo, 12% from sales of hair shampoo and conditioner, 25% from sale of introductory kit (shampoo, conditioner and treatment spray) and 29% from sale of bundle packs (shampoo, conditioner and spray).

During the fiscal years ended May 31, 2023 and 2022 sales for the hair and skin care product lines comprised of the following:

	For the Fiscal Years ended
Hair Care Products	May 31, 2023	May 31, 2022
Shampoos and Conditioners	77%	84%
Ancillary Products	23%	16%
Total	100%	100%

At May 31, 2023, hair and skin care product’s only accounts receivable from one customer accounted for more than 10% of sales transactions, which was Amazon and the second largest customer accounted for 8%, which is due to the fact that products are sold primarily through direct-to-consumer. At May 31, 2022, accounts receivable from four customers represented approximately 74% at 11%, 12%, 14% and 37%.

Hair and skin care product purchased inventories and products from three vendors totaling approximately $297,833, (95% of the purchases at 61%, 12% and 22%) during the fiscal year ended May 31, 2023 and four vendors totaling approximately $343,015 (97% of the purchases at 10%, 23%, 30% and 34%) during the fiscal year ended May 31, 2022.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Ear Protection and Enhancement Products

AXIL is sold direct-to-consumer, therefore, during the fiscal year ended May 31, 2023, 97.3% of sales was direct to customers. There was no single customer that accounted for greater than 2% of total sales.

During the fiscal year ended May 31, 2023 AXIL sales to customers outside the United States represented approximately 4.5% which consisted of 3.7% from Canada and the remaining from various countries.

Manufacturing is outsourced primarily overseas via a number of third party vendors, the two largest vendors accounting for 82% and 10% of all purchases.

During the fiscal year ended May 31, 2023, AXIL sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 87% from Ghost Stryke Extreme model GS-X ($18.1M) and 9% of sales of Trackr earmuffs ($1.9M).

Note 14 – Concentrations (continued)

During the fiscal year ended May 31, 2023 sales by hearing enhancement and protection products comprised of the following:

For the fiscal year ended
Ear Protection & Enhancement Products	May 31, 2023
Ghost Stryke	86.7%
Trackr Earmuffs	9.1%
Other Bluetooth and ear buds	3.9%
Accessories, other	0.3%
Total	100.0%

Note 15 – Business Segment and Geographic Area Information

Business Segments

The Company, directly or through its subsidiaries, markets and sells its products and services directly to consumers and through its dealers. In June 2022, the Company acquired a hearing enhancement and hearing protection business. The Company’s determination of its reportable segments is based on how its chief operating decision makers manage the business.

The Company’s segment information is as follows:

	The fiscal years ended
Net Sales	May 31, 2023	May 31, 2022
Hair care and skin care	$1,588,958	$2,336,257
Hearing enhancement and protection	21,932,069	—
Total net sales	$23,521,027	$2,336,257

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$1,076,834	$1,507,671
Hearing enhancement and protection	16,633,977	—
Total segment gross profit	$17,710,811	$1,507,671
Selling and Marketing	11,675,206	1,199,305
General and Administrative	4,051,394	519,769
Consolidated operating income (loss)	$1,984,211	$(211,403)

Total Assets:
Hair care and skin care	$3,785,732	$893,915
Hearing enhancement and protection	6,383,582	—
Consolidated total assets	$10,169,314	$893,915

Payments for property and equipment
Hair care and skin care	$—	$—
Hearing enhancement and protection	65,650	—
Consolidated total payments for property and equipment	$65,650	$—

Depreciation and amortization
Hair care and skin care	$5,675	$7,872
Hearing enhancement and protection	89,504	—
Consolidated total depreciation and amortization	$95,179	$7,872

Note 15 – Business Segment and Geographic Area Information (continued)

Geographic Area Information

During the fiscal year ended May 31, 2023, approximately 94% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

Note 16 – Income Taxes

The Company has incurred aggregate net operating losses of approximately $1,500,000 for income tax purposes as of May 31, 2023. The net operating loss carries forward for United States and California income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears more than likely due to the Company’s current year net income results and should be able to fully utilize that benefit in the current year tax filings. Management will not provide a valuation allowance for the losses as they appear to be fully realized.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income were as follows:

	For the Fiscal Years Ended May 31,
	2023	2022
Tax expense (benefit) computed at statutory rate of 21%	$431,653	$(38,410)
State tax expense (benefit) blended rate	297,928	(15,289)
Change in federal tax rate estimate for prior years	—	(46,109)
Non-deductible expenses: Stock-based compensation	—	6,590
Non deductible expense: Other	—	2,082
Non taxable: COVID related grants/loan forgiveness	—	(10,500)
Benefit of tax amortization of intangibles	(49,773)	—
Deferred tax true up	3,929	—
Net operating loss benefit	(452,824)	—
Tax expense (benefit)	230,913	—

Increase (decrease) in valuation allowance	(101,636)	101,636
Change in deferred tax asset	101,636
Net income tax (benefit)/expense	$230,913	$—

The Company has a deferred tax asset which is summarized as follows at:

Deferred tax assets:

	May 31, 2023	May 31, 2022
Net operating loss carryover	$—	$452,824
Less: valuation allowance	—	(452,824)
Net deferred tax asset	$—	$—

Due to the net income at May 31, 2023 the Company reversed the valuation allowance against the deferred income tax asset at May 31, 2023 as current year taxable income will be sufficient to utilize the total loss carryforward. There is no remaining deferred tax asset at May 31, 2023.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

(b) Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.1	6/22/2022
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among Reviv3 Procare Company, Reviv3 Acquisition Corporation, Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.2	6/22/2022
2.3	Amendment to Asset Purchase Agreement, dated September 8, 2022, between Reviv3 Procare Company, Reviv3 Acquisition Corporation, and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp.			10-Q	8/31/2022	10.2	10/12/2022
3.1	Amended and Restated Certificate of Incorporation			S-1		3.3	10/6/2017
3.2	Bylaws			S-1		3.2	10/6/2017
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation			10-K	5/31/2022	3.3	8/25/2022
4.1	Description of the Company’s Registered Securities			10-K	5/31/2022	4.1	8/25/2022
4.2	Form of common stock Certificate of REVIV3 PROCARE COMPANY			S-1/A		4.2	11/17/2017
10.1	Contribution Agreement between Reviv3 Procare, LLC and Reviv3 Procare Company, dated June 1, 2015			S-1		10.1	10/6/2017
10.2	Voting Agreement, dated June 16, 2022, between Reviv3 Procare Company, Intrepid Global Advisors, and Axil & Associated Brands Corp.			8-K		10.3	6/22/2022
10.2.1	Amendment Number 1 to Voting Agreement, dated November 7, 2022, by and among Reviv3 Procare Company, Intrepid Global Advisors, Inc. and Axil & Associated Brands Corp.			8-K		10.1	11/9/2022
10.3	Second Draw Paycheck Protection Program Term Note, dated February 7, 2021			10-K	5/31/2022	10.4	8/25/2022
10.4+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.5	8/25/2022
10.5	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of May 18, 2020			10-K	5/31/2022	10.6	8/25/2022
10.6	Security Agreement, dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.7	8/25/2022
10.7	Equity Incentive Plan (March 2022)			10-K	5/31/2022	10.8	8/25/2022
10.8	Form of Option Award Agreement			10-K	5/31/2022	10.9	8/25/2022
10.9	Form of Stock Option Agreement	X
10.10	Form of Restricted Stock Grant Agreement	X
10.11	Form of Performance Restricted Stock Unit Agreement	X
10.12+	Standard Industrial/Commercial Multi-Tenant Lease, dated November 9, 2022, between Vicky Lien and Reviv3 Procare Company			10-Q	11/30/2022	10.4	1/10/2023
10.13	Form of Securities Purchase Agreement			10-Q	11/30/2022	10.5	1/10/2023
10.14	Form of Securities Purchase Agreement			8-K		10.1	3/3/2023
10.15	Executive Employment Agreement, dated April 24, 2023, by and between Reviv3 Procare Company and Monica Diaz Brickell			8-K		10.1	4/27/2023
21.1	Subsidiaries of the Company			10-K	5/31/2022	21.1	8/25/2022
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101	The following consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended May 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management compensatory plan or arrangement.
+	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish to the SEC a copy of any omitted schedules or exhibits upon request.

ITEM 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of August 2023.

REVIV3 PROCARE COMPANY

BY:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Toghraie	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 21, 2023
Jeff Toghraie

/s/ Monica Diaz Brickell	Chief Financial Officer (principal accounting officer and principal financial officer)	August 21, 2023
Monica Diaz Brickell

/s/ Nancy Hundt	Director	August 21, 2023
Nancy Hundt