Form 10-Q
period 2023-08-31
Reviv3 Procare Co
filed 2023-10-12
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56351

Reviv3 Procare Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fremont Avenue, Unit 158, Alhambra, CA	91803
(Address of Principal Executive Offices)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of October 11, 2023, there were 117,076,949 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which were subject to various risks and uncertainties.

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

When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “plan,” “design,” “potential”, “focus” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.

We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this Quarterly Report. In this Quarterly Report on Form 10-Q, Reviv3 Procare Company (“Reviv3 Procare,” the “Company,” “we,” “us,” and “our”) has identified material factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

-ii-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2023	May 31, 2023
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,061,723	$4,832,682
Accounts receivable, net	455,886	417,016
Inventory, net	2,069,968	1,311,864
Prepaid expenses and other current assets	485,609	801,360

Total Current Assets	8,073,186	7,362,922

OTHER ASSETS:
Property and equipment, net	199,561	157,463
Intangible assets, net	363,299	382,674
Right of use asset	86,111	101,845
Other assets	12,194	12,195
Goodwill	2,152,215	2,152,215

Total Other Assets	2,813,380	2,806,392

TOTAL ASSETS	$10,886,566	$10,169,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,077,005	$908,606
Customer deposits	92,817	183,688
Equipment payable, current	1,375	2,200
Contract liabilities, current	909,883	827,106
Notes payable	155,334	172,588
Due to related party	58,980	158,072
Lease Liability, current	68,558	65,824
Income Tax Liability	296,902	230,913
Other current liabilities	768,185	305,664

Total Current Liabilities	3,429,039	2,854,661

LONG TERM LIABILITIES:
Lease liability, long term	18,650	36,752
Contract liabilities, long term	561,359	605,942

Total Long Term Liabilities	580,009	642,694

Total Liabilities	4,009,048	3,497,355

Commitments and contingencies (see Note 11)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 shares issued and outstanding as of August 31, 2023 and May 31, 2023	25,000	25,000
Common stock, $0.0001 par value: 450,000,000 shares authorized; 117,076,949 shares issued, and outstanding as of August 31, 2023 and May 31, 2023	11,708	11,708
Additional paid-in capital	10,153,350	10,102,243
Accumulated deficit	(3,312,540)	(3,466,992)

Total Stockholders’ Equity	6,877,518	6,671,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,886,566	$10,169,314

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31,
	2023	2022

Sales, net	$6,106,269	$4,237,358

Cost of sales	1,458,703	954,704
	24%	23%
Gross profit	4,647,566	3,282,654
	76%	77%
OPERATING EXPENSES:
Marketing and selling expenses	3,206,841	1,977,976
Compensation and related taxes	279,989	280,688
Professional and consulting expenses	426,775	466,450
General and administrative	560,204	358,139

Total Operating Expenses	4,473,809	3,083,253
	74%	73%
INCOME FROM OPERATIONS	173,757	199,401

OTHER INCOME (EXPENSE):
Gain on debt settlement	-	50,500
Other income	9,835	-
Interest income	38,493	1,837
Interest expense and other finance charges	(1,644)	(1,458)

Other Income (Expense), Net	46,684	50,879

INCOME BEFORE PROVISION FOR INCOME TAXES	220,441	250,280

Provision for income taxes	65,989	74,753

NET INCOME	$154,452	$175,527

NET INCOME PER COMMON SHARE:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	117,076,949	102,402,140
Diluted	372,451,949	314,223,880

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 AND 2022

(UNAUDITED)

For the three months ended August 31, 2023

			Common Stock				Total
	Preferred Stock		Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,102,243	$(3,466,992)	$6,671,959

Stock options expense	-	-	-	-	51,107	-	51,107

Net income for the three months ended August 31, 2023	-	-	-	-	-	154,452	154,452

Balance, August 31, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,153,350	$(3,312,540)	$6,877,518

For the three months ended August 31, 2022

			Common Stock				Total
	Preferred Stock		Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	-	$-	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

Shares issues for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	-	4,007,480

Stock options expense	-	-	-	-	97,283	-	97,283

Net income for the three months ended August 31, 2022	-	-	-	-	-	175,527	175,527

Balance, August 31, 2022	250,000,000	$25,000	115,129,774	$11,513	$9,544,529	$(5,116,040)	$4,465,002

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154,452	$175,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,237	19,669
Bad debts	52,866	-
Stock based compensation	51,107	97,283
Gain on debt forgiveness	-	(50,500)
Change in operating assets and liabilities:
Accounts receivable	(91,736)	(93,901)
Inventory	(758,104)	432,998
Prepaid expenses and other current assets	315,751	(204,130)
Accounts payable and accrued expenses	168,399	52,247
Other current liabilities	438,006	296,106
Contract liabilities	38,194	82,334

NET CASH PROVIDED BY OPERATING ACTIVITIES	397,172	807,633

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	-	1,066,414
Purchase of property and equipment	(50,960)	(6,400)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,960)	1,060,014

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	(825)	(825)
Repayment of note payable	(17,254)	-
Advances (payments) from a related party	(99,092)	2,732

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(117,171)	1,907

NET INCREASE IN CASH	229,041	1,869,554

CASH - Beginning of period	4,832,682	373,731

CASH - End of period	$5,061,723	$2,243,285
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,644	$125
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$-	$4,007,480
Tangible assets (excluding cash) acquired in business combination	$-	$1,740,729
Intangible assets acquired in business combination	$-	$456,945
Goodwill acquired in business combination	$-	$2,152,215
Liabilities assumed in business combination	$-	$1,408,823

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015, as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company has moved its corporate headquarters to 901 Fremont Avenue, Unit 158, Alhambra, California 91803. Its phone number is (888) 638-8883. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” and in June 2022, completed the asset acquisition of the Axil & Associated Brand Corp. business (“AXIL”). The Company is now engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio innovations that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These products lines are both sold throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2023. The results of operations for the three months ended August 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending 2024. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned net income and have cash provided by operations for the three months ended August 31, 2023, we had an accumulated deficit of $3,312,540 as of August 31, 2023 and have incurred operating losses and cash used in operations in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL’s business, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing products, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus, maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, fair value of securities issued for business combinations, fair value of assets acquired and liabilities assumed in business combinations and the fair value of non-cash Common Stock issuances.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 14)

Accounts receivable and allowance for doubtful accounts

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

AUGUST 31, 2023

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

Product warranty

The Company provides a one-year, two-year or three-year limited warranty on its hearing enhancement and hearing protection products. The Company records the costs of repairs and replacements, as they are incurred, to the cost of sales.

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

The Company sells a variety of electronic hearing and enhancement products and hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues.

The five steps for the revenue recognition are as follows:

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

Identify the performance obligations in the contract. Product performance obligations include shipment of products and related accessories, and service performance obligations include extended warranty coverage.

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

AUGUST 31, 2023

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

As of August 31, 2023, and May 31, 2023, contract liabilities amounted to $1,471,242 and $1,433,048, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $1,350,680 and $1,320,401, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $120,562 and $112,647, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $854,943 will be recognized in year 1, $458,614 will be recognized in year 2, and $157,685 will be recognized in year 3.

Revenue recognized, during the three months ended August 31, 2023, that was included in the contract liability balance upon the acquisition of AXIL was $97,439.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $253,452 and $285,329 for the three months ended August 31, 2023 and 2022, respectively.

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

AUGUST 31, 2023

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

AUGUST 31, 2023

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

AUGUST 31, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2023 and 2022.

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

Net income (loss) per share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At August 31, 2023, the Company had 5,375,000 options and 250,000,000 shares of preferred stock outstanding, all of which were potentially dilutive securities. At August 31, 2022, the Company had 5,300,000 options and 250,000,000 shares of preferred stock outstanding, all of which were potentially dilutive securities.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended
	August 31,
	2023	2022

Net income	$154,452	$175,527

Weighted average basic shares	117,076,949	102,402,140
Dilutive securities:
Convertible preferred stock	250,000,000	206,521,739
Stock options	5,375,000	5,300,000
Weighted average dilutive shares	255,375,000	211,821,739

Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense is generally flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

The Company’s renewed lease for its corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease. Please see Note 11 – ‘Commitments and Contingencies’ under “Leases” below for more information about the Company’s leases.

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

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	August 31, 2023	May 31, 2023
Customers Receivable	$529,656	$345,264
Merchant Processor Receivable	76,477	167,232
Less: Allowance for Doubtful Debts	(150,247)	(95,480)
Accounts receivable, net	$455,886	$417,016

The Company recorded bad debt expense of $52,866 and $0 during the three months ended August 31, 2023 and 2022, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	August 31, 2023	May 31, 2023
Finished Goods	$1,878,669	$1,198,218
Raw Materials	191,299	113,646
Inventory, net	$2,069,968	$1,311,864

At August 31, 2023 and May 31, 2023, inventory held at third party locations amounted to $114,630 and $0, respectively. At August 31, 2023 and May 31, 2023, inventory in-transit amounted to $345,628 and $135,482, respectively.

During the three months ended August 31, 2023, the Company did not record any allowance on slow moving inventory that would be included in cost of sales. As of August 31, 2023, there was no slow moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2023	May 31, 2023
Furniture and Fixtures	5 years	$5,759	$14,598
Computer Equipment	3 years	30,968	33,146
Plant Equipment	5-10 years	216,738	165,778
Automobile	5 years	15,000	15,000
Less: Accumulated Depreciation		(68,904)	(71,059)
Total Property and Equipment, net		$199,561	$157,463

Depreciation expense amounted to $8,862 and $3,523 for the three months ended August 31, 2023 and 2022, respectively.

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 6 – Intangible Assets

The Company acquired intangible assets through the Business Combination. (See Note 13). These intangible assets consisted of the following:

	Estimated Life	August 31, 2023	May 31, 2023
Licensing rights	3 years	$11,945	$11,945
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Less: Accumulated Amortization		(93,646)	(74,271)
Total Intangible Assets, net		$363,299	$382,674

Goodwill arising through the business combination was $2,152,215 at August 31, 2023 (see Note 13).

Amortization expense amounted to $19,375 and $16,146 for the three months ended August 31, 2023 and 2022, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	August 31, 2023	May 31, 2023
Credit Cards	$12,308	$833
Accrued Interest	10,904	10,343
Royalty Payment Accrual	34,062	8,792
Sales Tax Payable	227,894	240,559
Other Accrued Expenses	456,097	17,464
Affiliate Accrual	26,920	27,673
Total Other Current Liabilities	$768,185	$305,664

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 8 – Equipment Payable

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. At August 31, 2023 and May 31, 2023, the balance outstanding on the loan was $1,375 and $2,200, respectively, of which the $1,375 balance is payable within the next year. The Company recorded an interest expense of $125 and $125, associated with the equipment financing during the three months ended August 31, 2023 and 2022, on the loan in the accompanying unaudited consolidated financial statements.

The amounts of loan payments due within the next fiscal year ending May 31, are as follows:

Total
2024	$1,375
Equipment Payable, Net	$1,375

Note 9 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded accrued interest of $10,904 and $10,343, as of August 31, 2023 and May 31, 2023, respectively.

During the three months ended August 31, 2023 the Company continued to pay its insurance financing loan, which had a total principal of $53,337 for the general and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. Through the three months ended August 31, 2023, nine installments have been paid and the outstanding balance of the loan amounted to $5,334.

Notes Payable as of	August 31, 2023	May 31, 2023
Insurance Financing	$5,334	$21,335
Financing Charges	-	1,253
Economic Injury Disaster Loan Program (EIDL)	150,000	150,000
Total	155,334	172,588
Less: Current portion	(155,334)	(172,588)
Non-current portion	$-	$-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 10 – Stockholders’ Equity

Shares Authorized

As of August 31, 2023, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board”) is expressly authorized to provide for the issuance of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed until the resolution adopted by the Board providing the issuance of such shares. The Board is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

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

The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of Common Stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the applicable rules and regulations thereunder.

As of August 31, 2023 and May 31, 2023, 250,000,000 shares of Preferred Stock were issued and outstanding.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 10 – Stockholders’ Equity (continued)

Common Stock

As of August 31, 2023, 117,076,949 shares of common stock were issued and outstanding.

No shares of Common Stock were issued during the three month period ended August 31, 2023.

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

AUGUST 31, 2023

Note 10 – Stockholders’ Equity (continued)

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share valued at $477,000 and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. 2,890,625 of the options were vested as of August 31, 2023.

The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the three months ended August 31, 2023 and 2022, the Company recorded stock-based compensation expense of $51,107 and $97,283, respectively, for these options, in the accompanying unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 10 – Stockholders’ Equity (continued)

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to a former executive officer of the Company, to purchase, in the aggregate, up to 300,000 shares of its Common Stock, at an exercise price of $0.20 per share valued at approximately $60,000 and expiring on October 31, 2032. 75,000 shares vested as of January 29, 2023, and the remaining 225,000 were forfeited in April 2023 when the executive officer left the Company. The fair value of the 75,000 vested options using the Black-Scholes option pricing model is $15,000.

The following table summarizes the activity relating to the Company’s stock options held by executive officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding as May 31, 2022	5,300,000	$0.09	10.0
Granted	300,000	$0.20	9.68
Less: Forfeited	(225,000)	$0.20	9.68
Outstanding as May 31, 2023	(5,375,000)	$0.09	8.92
Granted	-	-	-
Less: Forfeited	-	-	-
Less: Unvested at August 31, 2023	(2,484,375)	$0.09	8.67
Vested at August 31, 2023	2,890,625	$0.09	8.67

Note 11 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. In November 2022, the Company entered into an extension of its lease for a two year term beginning December 1, 2022. The rent is $6,098 per month for the first year and will increase by a certain amount the following year.

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

AUGUST 31, 2023

Note 11 – Commitments and Contingencies (continued)

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

The Company computed an initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which was recorded on the books at the commencement of the lease on December 1, 2022. During the three months ended August 31, 2023 and 2022, the Company recorded a lease expense in the amount of $18,659 and $23,559, respectively. As of August 31, 2023, the lease liability balance was $87,208 and the right of use asset balance was $86,111. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

	August 31, 2023	May 31, 2023
Assets
Right of use assets	$131,970	$131,970
Accumulated reduction	(45,859)	(30,125)
Operating lease assets, net	$86,111	$101,845

Liabilities
Lease liability	$131,970	$131,970
Accumulated reduction	(44,762)	(29,394)
Total lease liability, net	87,208	102,576
Current portion	(68,558)	(65,824)
Non-current portion	$18,650	$36,752

Maturities of operating lease liabilities were as follows as of August 31, 2023:

Operating Lease
2024	$50,456
2025	36,752
Total	$87,208
Less: Imputed interest	$-
Present value of lease liabilities	$87,208

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of Agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement. There is no admission of liability by the Company and the Company has agreed to pay Jacksonfill, LLC $125,000 in connection with the settlement. Currently, the Company has recorded a liability of $204,182 to provide for the reserve of the amount in question, which is in excess of what the settlement agreement provides. The adjustment will be made in the subsequent reporting period.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 12 – Related Party Transactions

The Company’s Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes. At August 31, 2023 and May 31, 2023, the Company had amounts payable to Intrepid of $58,980 and $124,378, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with AXIL and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024.

During the three months ended August 31, 2023, the Company paid $58,000 as consulting fee for product development to Weston T. Harris, a major stockholder of AXIL, and the Company also paid $35,805 to his sons as compensation for services relating to packaging design and affiliate marketing during the same period.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of AXIL, consisting of ear plugs and ear muffs, and (ii) AXIL’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, AXIL and certain stockholders of AXIL. One of the stockholders of AXIL is Intrepid Global Advisors, Inc. As of August 31, 2023, Intrepid Global Advisors, Inc. held no outstanding common stock of AXIL and 19.50% of the outstanding common stock of the Company.

Note 13 – Business Combination

On June 16, 2022, the Company completed the acquisition of certain assets of AXIL, a Delaware corporation, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022. by and among the Company, its subsidiary, AXIL, and certain of AXIL’s stockholders, providing for the acquisition of AXIL’s hearing protection business and ear bud business. The business constituted substantially all of the business operations of AXIL but did not include AXIL’s hearing aid line of business.

One of the stockholders of AXIL is Intrepid. As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of AXIL and 22.33% of the outstanding Common Stock of the Company. As of August 31, 2023, Intrepid held no outstanding common shares of AXIL, as they were distributed with the Asset Purchase Agreement. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid.

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

AUGUST 31, 2023

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

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2023 and May 31, 2023, the Company held cash of approximately $4,309,828 and $4,582,682, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2023.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the three months ended August 31, 2023 hair and skin care product sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 40% of the Company’s net sales at 13%, 12% and 15%. During the three months ended August 31, 2022, there were no sales to any customer, which represented over 10% of our total sales.

During the three months ended August 31, 2023 hair and skin care product sales to customers outside the United States represented approximately 31% to Canada. During the three months ended August 31, 2022, sales to customers outside the United States represented approximately 7% which consisted of 5% from Canada and the balance from several other countries.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 14 – Concentrations (continued)

During the three months ended August 31, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 17% from sales of hair shampoo, and 28% from sales of hair conditioner, 7% from shampoo and conditioner bundles, 30% from bundle kits and 18% from hair treatment product. During the three months ended August 31, 2022, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 11% from sales of hair shampoo, 34% from sales of hair shampoo and conditioner, and 35% from sale of bundle kits (shampoo, conditioner and spray).

During the three months ended August 31, sales by product line comprised of the following:

	For the Three Months ended
Hair Care Products	August 31, 2023	August 31, 2022
Shampoos and Conditioners	52%	45%
Bundle Kits	30%	35%
Ancillary Products	18%	20%
Total	100%	100%

At August 31, 2023, hair and skin care product’s only accounts receivables from customers that accounted for more than 10% of sales transactions were from three separate customers at 36%, 26%, and 23%. At May 31, 2023, hair and skin care product’s only accounts receivable from one customer accounted for more than 10% of sales transactions.

The Company purchased inventories and products from two vendors totaling approximately $84,000 for the three months ended August 31, 2023. Hair and skin care inventory product purchased from three vendors totaling approximately $297,833, (95% of the purchases at 61%, 12% and 22%) during the fiscal year ended May 31, 2023.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Ear Protection and Enhancement Products

AXIL is sold direct-to-consumer, therefore, during the three months ended August 31, 2023, 96.3% of sales was direct to customers. There was no single customer that accounted for greater than 10% of total sales. During the three months ended August 31, 2022, 96.4% of sales was direct to customers, with no single customer that accounted for greater than 10% of total sales in that period.

During the three months ended August 31, 2023 AXIL sales to customers outside the United States represented approximately 4.9% which consisted of 4.2% from Canada and the remaining from various countries. During the three months ended August 31, 2022 sales of AXIL product to customers outside the United States represented 4.4% which consisted of 3.9% from Canada and the remaining from various countries.

Manufacturing is outsourced primarily overseas via a number of third-party vendors, the largest vendor accounted for 94.6% of all purchases for the three months ended August 31, 2023. For the fiscal year ended May 31, 2023, the two largest vendors accounted for 82% and 10% of all purchases.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 14 – Concentrations (continued)

During the three months ended August 31, 2023, AXIL sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 55.9% ($5.1M) from Ghost Stryke, 11.2% ($11.2M) from Trackr earmuffs and 32.8% ($3.0M) of sales of other Bluetooth and ear buds. During the three months ended August 31, 2022, AXIL sale of ear buds and hearing protection by product line which represented over 10% of sales was 90.7% from Ghost Stryke model GS-X ($5.5M).

During the three months ended August 31, 2023 sales by hearing enhancement and protection products comprised of the following:

	For the three months ended
	August 31,	August 31,
Ear Protection & Enhancement Products	2023	2022
Ghost Stryke	55.9%	90.7%
Trackr Earmuffs	11.2%	8.2%
Other Bluetooth and ear buds	32.8%	1.0%
Accessories, other	0.1%	0.1%
Total	100.0%	100.0%

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

Note 15 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	Three months ended
Net Sales	August 31, 2023	August 31, 2022
Hair care and skin care	$314,853	$485,236
Hearing enhancement and protection	5,791,416	3,752,122
Total net sales	$6,106,269	$4,237,358

Operating earnings
Segment gross profit:
Hair care and skin care	$221,524	$324,105
Hearing enhancement and protection	4,426,042	2,958,549
Total segment gross profit	$4,647,566	$3,282,654
Selling and Marketing	3,206,841	1,977,976
General and Administrative	1,266,968	1,105,277
Consolidated operating income	$173,757	$199,401

Total Assets:
Hair care and skin care	$4,259,041	$781,328
Hearing enhancement and protection	6,627,525	6,185,244
Consolidated total assets	$10,886,566	$6,966,572

Payments for property and equipment
Hair care and skin care	$-	$-
Hearing enhancement and protection	50,960	6,400
Consolidated total payments for property and equipment	$50,960	$6,400

Depreciation and amortization
Hair care and skin care	$1,418	$1,423
Hearing enhancement and protection	26,819	18,246
Consolidated total depreciation and amortization	$28,237	$19,669

Geographic Area Information

During the three months ended August 31, 2023, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

Note 16 – Income Taxes

We calculated our interim tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” As the end of each interim quarterly period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects of other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.

We recorded an income tax expense of $65,989 and $74,753 for the three months ended August 31, 2023 and 2022, respectively.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2023 filed with the SEC on August 21, 2023. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking.

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. Please see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional information.

Overview

The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries and professional quality hair and skin care products under various trademarks and brands.

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

 Results of Operations

For the Three months Ended August 31, 2023 Compared to the Three months Ended August 31, 2022

Our results of operations are summarized below .

	Three months ended
	August 31,
	2023	2022

Net Sales	$6,106,269	$4,237,358
Cost of sales	1,458,703	954,704
Gross profit	4,647,566	3,282,654
Total operating expenses	4,473,809	3,083,253
Income from operations	173,757	199,401
Net income after tax	$154,452	$175,527

Net sales for the three months ended August 31, 2023 and 2022 were $6,106,269 and $4,237,358, respectively. Net sales increased by $1,868,911 or 44.1% for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022, due to a combination of increased market awareness and higher demand of AXIL products attributed to an increase in online and non-digital marketing campaigns and brand advertising.

Cost of sales includes primarily the cost of products and freight-in costs. For the three months ended May 31, 2023, the overall cost of sales increased by $503,999 or 52.8%, as compared to the comparable period in 2022, which was primarily due to the relative increase in sales of AXIL products. Cost of sales as a percentage of net revenues for the three months ended August 31, 2023 was 23.9% as compared to 22.5% for the comparable period in 2022. The small overall increase in cost of sales, as a percentage of sales, is primarily attributable to an increase in shipping costs. The Company will continue to work to increase efficiencies in procurement and logistics, as well as focus on enhanced production capabilities.

Gross profit for the three months ended August 31, 2023 and 2022 was $4,647,566 and $3,282,654, respectively. Gross profit as a percentage of sales for the three months ended August 31, 2023, was 76.1% as compared to 77.5% for the same comparable period in 2022. The decrease in gross profit for the three months ended August 31, 2023 was primarily attributable to the expansion of current marketing campaigns, costs attributed to new product awareness, and advertising and related promotional activities of AXIL products.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses for the three months ended August 31, 2023 and 2022 were $4,473,809 and $3,083,253, respectively. Operating expenses as a percentage of net revenues for the three months ended August 31, 2023, were 73.3% compared to 72.8% for the comparable period in 2022. Operating expenses increased by $1,390,556 or 45.1% year-over-year due to an increase in advertising and marketing expenses by $1,170,172 in the AXIL spend for displaying our products through various advertising platforms, and the remaining $220,384 primarily attributable to increases in headcount in the Company’s sales and marketing department related to its AXIL business and other business operating expenses. The increase in marketing and advertising costs, which were aimed at increasing our AXIL customer base was partially offset by a decrease in operating expenses for the Reviv3 products for the three months ended August 31, 2023 as compared to the comparable period in 2022.

Income from operations for the three months ended August 31, 2023 and 2022 was $173,757 and $199,401, respectively. The year-over-year decrease in income from operations of $25,644 was primarily driven from the increase in marketing costs and general and administrative expenses in the AXIL business.

Provision for income taxes amounted to $65,989 and $74,753 for the three months ended August 31, 2023 and 2022, respectively.

As a result of the above, we reported a net income of $154,452 and $175,527, for the three months ended August 31, 2023 and 2022, respectively, a decrease of $21,075.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned a net income in the three months ended August 31, 2023, we have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL ’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended August 31, 2023 was $397,172, attributable to a net income of $154,452, items of adjustments to depreciation and amortization, bad debts, other income and stock based compensation that total $132,210. There were favorable changes in accounts payable and accrued expenses of $168,399, contract and current liabilities of $476,200, and decrease in prepaid expense and other current assets of $315,751. The net decrease in cash was increased by a net decrease in operating assets and liabilities of $849,840 primarily due to increase in accounts receivable and inventory.

Net cash flows provided by operating activities for the three months ended August 31, 2022 was $807,633, attributable to net income of $175,527, depreciation and amortization of $19,669, stock based compensation expense of $97,283, gain on settlement of debt of $50,500, and net change in operating assets and liabilities of $565,654 primarily due to a decrease in inventory and increase in accounts payable, contract liabilities and other current liabilities, partially offset by an increase in accounts receivable and prepayments.

Investing Activities

Net cash flows used in investing activities for the three months ended August 31, 2023 was $50,960 due to the purchase of property and equipment for the AXIL business. For the three months ended August 31, 2022, net cash flows provided were $1,060,014, attributable to the cash received from acquisition of the AXIL business.

Financing Activities

Net cash flows used in financing activities for the three months ended August 31, 2023 was $117,171, and were for repayment of equipment financing and note payable, and a decrease in the amount due from a related party. Net cash flows provided by financing activities for the three months ended August 31, 2022, amounted to $1,907 as there was an increase in amount due from a related party and repayment of equipment financing.

During the three months ended August 31, 2023, the Company has various financed items and has debt outstanding in order to run the business operations. In 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $322 comprising of principal payment of $275 and interest payment of $42. At August 31, 2023 and 2022, the balance outstanding on the loan was $1,375 and $5,500, respectively, of which the $1,375 balance is payable within the next year.

As of August 31, 2023, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $150,000, with a maturity date of May 18, 2050. The Company continues to pay interest on the loan. As of August 31, 2023 the Company held insurance financing with an outstanding balance of $5,334 on the general liability and excess liability insurance policies.

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

Off-Balance Sheet Arrangements

As of August 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three months ended August 31, 2023 and 2022, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. Based on this evaluation of disclosure controls and procedures as of August 31, 2023, our CEO and CFO concluded that our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and the Board regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of August 31, 2023 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of August 31, 2023, our internal control over financial reporting was not effective based on those criteria.

Remediation

The Company plans to initiate measures to improve the effectiveness of the internal controls over financial reporting and disclosure controls and procedures. We are currently working with a third-party to enhance the reporting in our accounting systems, as well as increase the level of review when any non-routine accounting entry is proposed. The Company hired additional accounting personnel to oversee the financial close and reporting process. The Company plans to hire additional staff to aid in segregation of duties to continue to improve our internal controls in the coming fiscal year. We have also started to develop an internal control structure and identify key procedures for financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and we are currently in the process of documenting our internal control policies and procedures. We have adopted written policies and procedures that are being distributed to employees for review and approval by the Board, and should be fully implemented during the fiscal year ending May 31, 2024. In addition, the company has adopted controls related to corporate governance, including a Code of Business Conduct and Ethics that applies to all of our employees, including our CEO, CFO, and Board.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended August 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management is currently taking corrective action to remedy the internal control weaknesses. See section entitled “Remediation” above.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of Agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement . There is no admission of liability by the Company and the Company has agreed to pay Jacksonfill, LLC $125,000 in connection with the settlement. Currently, the Company has recorded a liability of $204,182 to provide for the reserve of the amount in question, which is in excess of what the settlement agreement provides. The adjustment will be made in the subsequent reporting period. Please see Note 11—Commitments and Contingencies to our financial statements included herein for additional information about this matter.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) None.

(c) Not applicable.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: October 12, 2023

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Monica Diaz Brickell
Monica Diaz Brickell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)