Form 10-Q
period 2023-11-30
Reviv3 Procare Co
filed 2024-01-04
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of January 4, 2024, there were 117,076,949 shares of the registrant’s common stock, $0.0001 par value, outstanding.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, including the effects of the Ukraine-Russia conflict, the effects of the Israel-Hamas conflict, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to repay our outstanding loans, if any; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict; the Israel-Hamas conflict; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters, and the risk the reverse stock split won’t increase the price of our common stock and otherwise have its intended effect.

When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “can,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “plan,” “design,” “potential,” “focus” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.

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

-ii-

REVIV3 PROCARE COMPANY AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2023	May 31, 2023
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,962,431	$4,832,682
Accounts receivable, net	953,315	417,016
Inventory, net	2,352,215	1,311,864
Prepaid expenses and other current assets	1,068,767	801,360

Total Current Assets	10,336,728	7,362,922

OTHER ASSETS:
Property and equipment, net	211,036	157,463
Intangible assets, net	343,924	382,674
Right of use asset	69,911	101,845
Other assets	12,195	12,195
Goodwill	2,152,215	2,152,215

Total Other Assets	2,789,281	2,806,392

TOTAL ASSETS	$13,126,009	$10,169,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,922,159	$908,606
Customer deposits	100,889	183,688
Equipment payable, current	550	2,200
Contract liabilities, current	1,050,420	827,106
Notes payable, current	3,270	172,588
Due to related party	132,860	158,072
Lease liability, current	71,374	65,824
Income tax liability	661,295	230,913
Other current liabilities	534,067	305,664

Total Current Liabilities	4,476,884	2,854,661

LONG TERM LIABILITIES:
Notes payable, long term	144,661	—
Lease liability, long term	—	36,752
Contract liabilities, long term	557,763	605,942

Total Long Term Liabilities	702,424	642,694

Total Liabilities	5,179,308	3,497,355

Commitments and contingencies (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 shares issued and outstanding as of November 30, 2023 and May 31, 2023, respectively	25,000	25,000
Common stock, $0.0001 par value: 450,000,000 shares authorized; 117,076,949 shares issued, and outstanding as of November 30, 2023 and May 31, 2023	11,708	11,708
Additional paid-in capital	10,204,458	10,102,243
Accumulated deficit	(2,294,465)	(3,466,992)

Total Stockholders’ Equity	7,946,701	6,671,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,126,009	$10,169,314

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022

Sales, net	$8,421,677	$6,731,999	$14,527,946	$10,969,357

Cost of sales	2,163,738	1,692,965	3,622,441	2,647,669

Gross profit	6,257,939	5,039,034	10,905,505	8,321,688

OPERATING EXPENSES:
Marketing and selling expenses	3,672,780	3,098,898	6,879,621	5,076,874
Compensation and related taxes	204,646	509,339	484,635	790,027
Professional and consulting expenses	491,328	213,205	918,103	679,655
General and administrative	625,273	232,597	1,185,477	590,736

Total Operating Expenses	4,994,027	4,054,039	9,467,836	7,137,292

INCOME FROM OPERATIONS	1,263,912	984,995	1,437,669	1,184,396

OTHER INCOME (EXPENSE):
Gain on settlement	79,182	—	79,182	50,500
Other income	3,189	—	13,024	—
Interest income	37,825	4,704	76,318	6,541
Interest expense and other finance charges	(1,640)	(1,755)	(3,284)	(3,213)

Other Income (Expense), Net	118,556	2,949	165,240	53,828

INCOME BEFORE PROVISION FOR INCOME TAXES	1,382,468	987,944	1,602,909	1,238,224

Provision for income taxes	364,393	261,044	430,382	335,797

NET INCOME	$1,018,075	$726,900	$1,172,527	$902,427

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	117,076,949	115,226,893	117,076,949	108,779,476
Diluted	372,451,949	368,993,486	372,451,949	341,429,203

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2023 AND 2022

(UNAUDITED)

For the six months ended November 30, 2023
			Common Stock		Additional		Total
	Preferred Stock		Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,102,243	$(3,466,992)	$6,671,959

Stock options expense	—	—	—	—	102,215	—	102,215

Net income for the six months ended November 30, 2023	—	—	—	—	—	1,172,527	1,172,527

Balance, November 30, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,204,458	$(2,294,465)	$7,946,701

For the three months ended November 30, 2023

			Common Stock		Additional		Total
	Preferred Stock		Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,153,350	$(3,312,540)	$6,877,518

Stock options expense	—	—	—	—	51,108	—	51,108

Net income for the three months ended November 30, 2023	—	—	—	—	—	1,018,075	1,018,075

Balance, November 30, 2023	250,000,000	$25,000	117,076,949	$11,708	$10,204,458	$(2,294,465)	$7,946,701

For the six months ended November 30, 2022

			Common Stock		Additional		Total
	Preferred Stock		Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	—	$—	41,945,881	$4,195	$5,472,084	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	73,183,893	7,318	3,975,162	—	4,007,480

Stock options expense	—	—	—	—	124,145	—	124,145

Shares to be issued for cash	—	—	1,426,391	143	327,907	—	328,050

Net income for the six months ended November 30, 2022	—	—	—	—	—	902,427	902,427

Balance, November 30, 2022	250,000,000	$25,000	116,556,165	$11,656	$9,899,298	$(4,389,140)	$5,546,814

For the three months ended November 30, 2022

			Common Stock		Additional		Total
	Preferred Stock		Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2022	250,000,000	$25,000	115,129,774	$11,513	$9,544,529	$(5,116,040)	$4,465,002

Stock options expense	—	—	—	—	26,862	—	26,862

Shares to be issued for cash	—	—	1,426,391	143	327,907	—	328,050

Net income for the three months ended November 30, 2022	—	—	—	—	—	726,900	726,900

Balance, November 30, 2022	250,000,000	$25,000	116,556,165	$11,656	$9,899,298	$(4,389,140)	$5,546,814

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,172,527	$902,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,022	43,015
Bad debts	64,327	105,975
Deposit used in rent		8,385
Stock based compensation	102,215	124,145
Gain on settlement	(79,182)	(50,500)
Amortization of prepaid expense	—	3,159
Change in operating assets and liabilities:
Accounts receivable	(600,626)	(563,594)
Inventory	(1,040,351)	(447,830)
Prepaid expenses and other current assets	(267,407)	(243,010)
Deposits	—	(12,195)
Accounts payable and accrued expenses	1,092,735	651,365
Other current liabilities	576,718	1,327,096
Contract liabilities	175,135	347,757

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,252,113	2,196,195

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	—	1,066,414
Purchase of property and equipment	(70,845)	(54,400)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(70,845)	1,012,014

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock to be issued	—	328,050
Repayment of equipment financing	(1,650)	(1,750)
Repayment of note payable	(24,657)	(1,462)
Advances (payments) from a related party	(25,212)	111,392

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(51,519)	436,230

NET INCREASE IN CASH	1,129,749	3,644,439

CASH - Beginning of period	4,832,682	373,731

CASH - End of period	$5,962,431	$4,018,170
	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,284	$250
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$—	$4,007,480
Tangible assets (excluding cash) acquired in business combination	$—	$1,740,729
Intangible assets acquired in business combination	$—	$456,945
Goodwill acquired in business combination	$—	$2,152,215
Liabilities assumed in business combination	$—	$1,408,823

See accompanying condensed notes to these unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 1 – Organization

Reviv3 Procare Company (the “Company”) was incorporated in the State of Delaware on May 21, 2015, as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company has moved its corporate headquarters to 901 Fremont Avenue, Unit 158, Alhambra, California 91803. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” and in June 2022, completed the asset acquisition of the Axil & Associated Brand Corp. business (“AXIL”). The Company is now engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio innovations that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These product lines are both sold throughout the United States, Canada, Europe and Asia.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2023, and 2022, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2023. The results of operations for the three and six months ended November 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending 2024. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned net income and have cash provided by operations for the six months ended November 30, 2023, we had an accumulated deficit of $2,294,465 as of November 30, 2023 and have incurred operating losses and cash used in operations in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL’s business, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing products, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus, maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

NOVEMBER 30, 2023

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

NOVEMBER 30, 2023

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

As of November 30, 2023, and May 31, 2023, contract liabilities amounted to $1,608,183 and $1,433,048, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $1,374,379 and $1,320,401, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $233,804 and $112,647, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $1,050,420 will be recognized in year 1, $432,947 will be recognized in year 2, and $124,816 will be recognized in year 3.

Revenue recognized, during the three months ended November 30, 2023, that was included in the contract liability balance upon the acquisition of AXIL was $88,808. Revenue recognized, during the six months ended November 30, 2023, that was included in contract liability balance upon the acquisition of AXIL was $186,246.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $308,081 and $222,193 for the three months ended November 30, 2023 and 2022, respectively. Shipping costs included in the marketing and selling expense were $561,533 and $507,522 for the six months ended November 30, 2023 and 2022, respectively.

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

NOVEMBER 30, 2023

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

NOVEMBER 30, 2023

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

NOVEMBER 30, 2023

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the six months ended November 30, 2023 and 2022.

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

Net income (loss) per share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For both the three months ended and six months ended November 30, 2023 and November 30, 2022, certain stock options were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022

Net income	$1,018,075	$726,900	$1,172,527	$902,427

Weighted average basic shares	117,076,949	115,226,893	117,076,949	108,779,476
Dilutive securities:
Convertible preferred stock	250,000,000	250,000,000	250,000,000	228,142,077
Stock options	5,375,000	3,706,593	5,375,000	4,507,650
Weighted average dilutive shares	372,451,949	368,933,486	372,451,949	341,429,203

Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.00	$0.00	$0.00	$0.00

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	November 30, 2023	May 31, 2023
Customers Receivable	$921,190	$345,264
Merchant Processor Receivable	185,895	167,232
Less: Allowance for Doubtful Debts	(153,770)	(95,480)
Accounts receivable, net	$953,315	$417,016

The Company recorded bad debt expense of $11,461 and $105,975 during the three months ended November 30, 2023 and 2022, respectively. The Company recorded bad debt expense of $64,327 and $105,975 during the six months ended November 30, 2023 and 2022, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	November 30, 2023	May 31, 2023
Finished Goods	$2,115,068	$1,198,218
Raw Materials	237,147	113,646
Inventory, net	$2,352,215	$1,311,864

At November 30, 2023 and May 31, 2023, inventory held at third party locations amounted to $39,031 and $0, respectively. At November 30, 2023 and May 31, 2023, inventory in-transit amounted to $535,665 and $135,482, respectively.

During the six months ended November 30, 2023, the Company did not record any allowance on slow moving inventory that would be included in cost of sales. As of November 30, 2023, there was no slow moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2023	May 31, 2023
Furniture and Fixtures	5 years	$25,644	$14,598
Computer Equipment	3 years	30,968	33,146
Plant Equipment	5-10 years	216,738	165,778
Automobile	5 years	15,000	15,000
Less: Accumulated Depreciation		(77,314)	(71,059)
Total Property and Equipment, net		$211,036	$157,463

Depreciation expense amounted to $8,410 and $3,970 for the three months ended November 30, 2023 and 2022, respectively.  Depreciation expense amounted to $17,272 and $7,493 for the six months ended November 30, 2023 and 2022, respectively.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 6 – Intangible Assets

The Company acquired intangible assets through the Business Combination. (See Note 13). These intangible assets consisted of the following:

	Estimated Life	November 30, 2023	May 31, 2023
Licensing rights	3 years	$11,945	$11,945
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Less: Accumulated Amortization		(113,021)	(74,271)
Total Intangible Assets, net		$343,924	$382,674

Goodwill arising through the business combination was $2,152,215 at November 30, 2023 (see Note 13).

Amortization expense amounted to $19,375 and $19,376 for the three months ended November 30, 2023 and 2022, respectively. Amortization expense amounted to $38,750 and $35,522 for the six months ended November 30, 2023 and 2022, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	November 30, 2023	May 31, 2023
Credit Cards	$11,125	$833
Accrued Interest	1,601	10,343
Royalty Payment Accrual	23,223	8,792
Sales Tax Payable	369,661	240,559
Other Accrued Expenses	128,457	17,464
Affiliate Accrual	—	27,673
Total Other Current Liabilities	$534,067	$305,664

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 8 – Equipment Payable

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. At November 30, 2023 and May 31, 2023, the balance outstanding on the loan was $550 and $2,200, respectively, of which the $550 balance is payable within the next year. The Company recorded an interest expense of $250 and $250, associated with the equipment financing during the six months ended November 30, 2023 and 2022, on the loan in the accompanying unaudited consolidated financial statements.

Note 9 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of principal and interest of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded accrued interest of $1,601 and $10,343, as of November 30, 2023 and May 31, 2023, respectively.

During the six months ended November 30, 2023 the Company continued to pay its insurance financing loan, which had a total principal of $53,337 for the general and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. Through the six months ended November 30, 2023, the loan has been paid off.

Notes Payable as of	November 30, 2023	May 31, 2023
Insurance Financing	$—	$21,335
Financing Charges	—	1,253
Economic Injury Disaster Loan Program (EIDL)	147,931	150,000
Total	147,931	172,588
Less: Current portion	(3,270)	(172,588)
Non-current portion	$144,661	$—

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 10 – Stockholders’ Equity

Shares Authorized

As of November 30, 2023, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

As of November 30, 2023 and May 31, 2023, 250,000,000 shares of Preferred Stock were issued and outstanding.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 10 – Stockholders’ Equity (continued)

Common Stock

As of November 30, 2023, 117,076,949 shares of common stock were issued and outstanding.

No shares of Common Stock were issued during the six month period ended November 30, 2023.

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

The total number of shares initially authorized for issuance under the Plan was 10.0 million shares. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such potential increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares. Please see Note 17 – Subsequent Events included herein for additional information about the Plan.

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

NOVEMBER 30, 2023

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 5,300,000 shares of its Common Stock, at an exercise price of $0.09 per share valued at $477,000 and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. 3,387,500 of the options were vested as of November 30, 2023.

The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the three months ended November 30, 2023 and 2022, the Company recorded stock-based compensation expense of $51,108 and $26,862, respectively, for these options, in the accompanying unaudited consolidated financial statements. During the six months ended November 30, 2023 and 2022, the Company recorded a stock-based compensation expense of $102,215 and $124,145, respectively, for these options, in the accompanying unaudited financial statements.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

The following table summarizes the activity relating to the Company’s stock options held by executive officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at May 31, 2022	5,300,000	$0.09	10.0
Granted	300,000	$0.20	9.68
Less: Forfeited	(225,000)	$0.20	9.68
Outstanding at May 31, 2023	5,375,000	$0.09	8.92
Granted	—	—	—
Less: Forfeited	—	—	—
Less: Unvested at November 30, 2023	(1,987,500)	$0.09	8.42
Vested at November 30, 2023	3,387,500	$0.09	8.42

Note 11 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. In November 2022, the Company entered into an extension of its lease for a two year term beginning December 1, 2022. The rent is $6,098 per month for the first year and will increase by a certain amount the following year. On September 22, 2023, the Company entered into a lease in Draper, Utah for a one-year term beginning October 1, 2023. The rent is $4,680 per month for the first year and will increase by two percent the following year.

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

NOVEMBER 30, 2023

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

The Company computed an initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which was recorded on the books at the commencement of the lease on December 1, 2022. During the three months ended November 30, 2023 and 2022, the Company recorded a lease expense in the amount of $37,317 and $23,559, respectively. As of November 30, 2023, the lease liability balance was $71,374 and the right of use asset balance was $69,911. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

	November 30, 2023	May 31, 2023
Assets
Right of use assets	$131,970	$131,970
Accumulated reduction	(62,059)	(30,125)
Operating lease assets, net	$69,911	$101,845

Liabilities
Lease liability	$131,970	$131,970
Accumulated reduction	(60,596)	(29,394)
Total lease liability, net	71,374	102,576
Current portion	(71,374)	(65,824)
Non-current portion	$—	$36,752

Maturities of operating lease liabilities were as follows as of November 30, 2023:

Operating Lease (fiscal year-end)
2024	$38,049
2025	38,049
Total	$76,098
Less: Imputed interest	(4,724)
Present value of lease liabilities	$71,374

Contingencies

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of Agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement. There is no admission of liability by the Company and on September 27, 2023 the Company paid attorneys on behalf of Jacksonfill, LLC. the settlement in the amount of $125,000. The reserve that was provided in the financial statements in excess of the final settlement payment was recorded as a gain on settlement in the current quarter in the amount of $79,182.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 12 – Related Party Transactions

At November 30, 2023 there was a one-time bonus payable of $25,000 due to Jeff Brown, Chief Operating Officer. The Company’s Chief Executive Officer (“CEO”), Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes. At November 30, 2023 and May 31, 2023, the Company had amounts payable to Intrepid of $107,860 and $124,378, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with AXIL and Intrepid Global Advisors, we are subject to certain limitations on our ability to sell our capital stock until June 2024. During the six months ended November 30, 2023 and November 30, 2022, the CEO has not received cash compensation nor was any accrued as the CEO is not subject to an employment agreement.

During the six months and three months ended November 30, 2023, the Company paid $115,500 and $57,000, respectively, as consulting fee for product development to Weston T. Harris, a stockholder of AXIL. During the six months and three months ended November 30, 2023, the Company also paid $69,131 and $33,803 respectively, to the sons of Weston T. Harris as compensation for services relating to packaging design and affiliate marketing.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of AXIL, consisting of ear plugs and ear muffs, and (ii) AXIL’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022, by and among the Company, Reviv3 Acquisition Corporation, AXIL and certain stockholders of AXIL. One of the stockholders of AXIL is Intrepid Global Advisors, Inc. As of November 30, 2023, Intrepid Global Advisors, Inc. held no outstanding common stock of AXIL and 21.30% of the outstanding common stock of the Company.

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

One of the stockholders of AXIL is Intrepid. As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of AXIL and 22.33% of the outstanding Common Stock of the Company. As of November 30, 2023, Intrepid held no outstanding common shares of AXIL, as they were distributed with the Asset Purchase Agreement. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid.

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

NOVEMBER 30, 2023

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

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2023 and May 31, 2023, the Company held cash of approximately $5,161,624 and $4,582,682, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2023.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the three months ended November 30, 2023 hair and skin care product sales to one customer, which represented over 10% of our total sales, totaled 13%. During the three months ended November 30, 2022, there were sales to two customers, which represented over 10% of our total sales, totaled 65% and 31%. During the six months ended November 30, 2023 hair and skin care product sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 24% of the Company’s net sales at 13% and 11%. During the six months ended November 30, 2022, hair and skin care product sales to two customers, which represented over 10% of our total sales, totaled 68% and 28%.

During the three months ended November 30, 2023 hair and skin care product sales to customers outside the United States represented approximately 32% to Canada. During the three months ended November 30, 2022, sales to customers outside the United States represented approximately 16% from Canada. During the six months ended November 30, 2023 hair and skin care product sales to customers outside the United States represented approximately 31% to Canada. During the six months ended November 30, 2022, sales to customers outside the United States represented approximately 23%, which consisted of 19% from Canada and 4% from Italy.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 14 – Concentrations (continued)

During the three months ended November 30, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 18% from sales of hair shampoo, and 13% from sales of hair conditioner, 11% from shampoo and conditioner bundles, 35% from bundle kits and 23% from hair treatment product. During the three months ended November 30, 2022, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 10% from sales of hair shampoo, 13% from conditioner, and 61% from sale of bundle kits (shampoo, conditioner and spray). During the six months ended November 30, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 17% from sales of hair shampoo, 22% from sales of hair conditioner, 32% from bundle kits and 20% from hair treatment product. During the six months ended November 30, 2022, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 13% from sales of hair shampoo, 17% from sales of conditioner, and 54% from sale of bundle kits (shampoo, conditioner and spray).

During the six months ended November 30, sales by product line comprised of the following:

	For the Six Months ended
	November 30,
Hair Care Products	2023	2022
Shampoos	17%	13%
Shampoos and Conditioners	9%	7%
Conditioner	22%	17%
Bundle Kits	32%	54%
Ancillary Products	20%	9%
Total	100%	100%

At November 30, 2023, hair and skin care product’s accounts receivables from customers that accounted for more than 10% of sales transactions were from four separate customers at 30%, 29%, 10% and 10%. At May 31, 2023, hair and skin care product’s accounts receivable from one customer accounted for more than 10% of sales transactions.

The Company purchased inventories and products from five vendors totaling approximately $220,000 and six vendors totaling approximately $89,775 for the three months ended November 30, 2023 and 2022, respectively. Hair and skin care inventory product purchased from three vendors totaling approximately $297,833, (95% of the purchases at 61%, 12% and 22%) during the fiscal year ended May 31, 2023. The Company purchased inventories and products from five vendors totaling approximately $303,000 and from eight vendors totaling $216,904 for the six months ended November 30, 2023 and November 30, 2022, respectively.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Ear Protection and Enhancement Products

AXIL is sold direct-to-consumer, therefore, 90.6% and 96.1% of sales was direct to customers during the three months ended November 30, 2023 and November 30, 2022, respectively. There was no single customer that accounted for greater than 10% of total sales in those periods. During the six months ended November 30, 2023 and November 30, 2022, sales direct to customers accounted for 93.3% and 95.7%, respectively. No single customer that accounted for greater than 10% of total sales in those periods.

During the three months ended November 30, 2023 AXIL sales to customers outside the United States represented approximately 5.8% which consisted of 4.0% from Canada and the remaining from various countries. During the three months ended November 30, 2022 sales of AXIL product to customers outside the United States represented 4.4% which consisted of 3.5% from Canada and the remaining from various countries. During the six months ended November 30, 2023 AXIL sales to customers outside the United States represented approximately 5.1% which consisted of 4.2% from Canada and the remaining from various countries. During the six months ended November 30, 2022 sales of AXIL product to customers outside the United States represented 4.4% which consisted of 3.7% from Canada and the remaining from various countries

Manufacturing is outsourced primarily overseas via a number of third-party vendors, the largest vendor accounted for 89.4% and 91.8% of all purchases for the three months and six month ended November 30, 2023, respectively. For the fiscal year ended May 31, 2023, the two largest vendors accounted for 82% and 10% of all purchases.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 14 – Concentrations (continued)

During the three months ended November 30, 2023, AXIL sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 54.3% ($7.3M) from Ghost Stryke, 14.4% ($1.9M) from Trackr earmuffs and 30.2% ($4.0M) of sales of other Bluetooth and ear buds. During the three months ended November 30, 2022, AXIL sale of ear buds and hearing protection by product line which represented over 10% of sales was 91.3% from Ghost Stryke model GS-X ($10.2M).

During the six months ended November 30, 2023, AXIL sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 55.0% ($12.4M) from Ghost Stryke, 13.1% ($3.0M) from Trackr earmuffs and 30.9% ($7.0M) of sales of other Bluetooth and ear buds. During the six months ended November 30, 2022, AXIL sale of ear buds and hearing protection by product line which represented over 10% of sales was 91.1% from Ghost Stryke model GS-X ($15.6M).

During the six months ended November 30, 2023 sales by hearing enhancement and protection products comprised of the following:

	For the six months ended November 30,
Ear Protection & Enhancement Products	2023	2022
Ghost Stryke	55.0%	91.3%
Trackr Earmuffs	13.1%	7.7%
Other Bluetooth and ear buds	31.9%	0.9%
Accessories, other	0.0%	0.1%
Total	100.0%	100.0%

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

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 15 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	Three months ended		Six months ended
	November 30,		November 30,
Net Sales	2023	2022	2023	2022
Hair care and skin care	$230,741	$418,734	$545,594	$903,970
Hearing enhancement and protection	8,190,936	6,313,265	13,982,352	10,065,387
Total net sales	$8,421,677	$6,731,999	$14,527,946	$10,969,357

Operating earnings
Segment gross profit:
Hair care and skin care	$172,583	$316,325	$394,107	$640,431
Hearing enhancement and protection	6,085,356	4,722,709	10,511,398	7,681,257
Total segment gross profit	$6,257,939	$5,039,034	$10,905,505	$8,321,688
Selling and Marketing	3,672,780	3,098,898	6,879,621	5,076,874
General and Administrative	1,321,247	955,141	2,588,215	2,060,418
Consolidated operating income	$1,263,912	$984,995	$1,437,669	$1,184,396

Total Assets:
Hair care and skin care	$5,439,289	$1,018,083	$5,439,289	$1,018,083
Hearing enhancement and protection	7,686,720	9,038,537	7,686,720	9,038,537
Consolidated total assets	$13,126,009	$10,056,620	$13,126,009	$10,056,620

Payments for property and equipment
Hair care and skin care	$-	$-	$-	$-
Hearing enhancement and protection	19,885	54,400	70,845	54,400
Consolidated total payments for property and equipment	$19,885	$54,400	$70,845	$54,400

Depreciation and amortization
Hair care and skin care	$1,417	$1,418	$2,835	$2,841
Hearing enhancement and protection	26,368	21,928	53,187	40,174
Consolidated total depreciation and amortization	$27,785	$23,346	$56,022	$43,015

Geographic Area Information

During the three months ended November 30, 2023, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the three months ended November 30, 2022, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

During the six months ended November 30, 2023, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the six months ended November 30, 2022, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address).

 REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

We recorded an income tax expense of $430,382 and $335,797 for the six months ended November 30, 2023 and 2022, respectively.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 17 – Subsequent Events

Corporate Actions

On December 4, 2023, the Company filed with the SEC a Definitive Information Statement on Schedule 14C (the “Information Statement”). Pursuant to Rule 14c-2 of the Exchange Act, the Information Statement became effective on or around December 25, 2023, approximately twenty (20) days after it was filed and mailed to the Company’s stockholders of record as of October 31, 2023 (the “Effective Date”). The Information Statement informed our stockholders of certain corporate actions taken by written consent of stockholders holding at least a majority of our issued and outstanding shares of the Company’s common stock. The following corporate actions (the “Corporate Actions”) were approved by a majority of our stockholders on October 31, 2023:

(i)	An amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to effect a name change of the Company from “Reviv3 Procare Company” to “AXIL Brands, Inc.”;

(ii)	The Plan and an amendment to the Plan to effect an increase in authorized shares for issuance under the Plan by an additional 15,000,000 shares to an aggregate of 25,000,000 shares available under the Plan;

(iii)	An amendment to our Charter to effect a reverse stock split of the issued and outstanding shares of our Common Stock in a range of not less than one-for-3 shares and not more than one-for-25 shares, at the discretion of the Board (see below);

(iv)	Amendments to our Charter and to our Bylaws to increase the size of our Board and create three (3) classes of directorships for the Board; and

(v)	Amendments to our Charter and to our Bylaws to vest the Board with authority to make, repeal, alter, amend or rescind any or all of the Bylaws and to amend the Bylaws to add a provision relating to notice of stockholder business and nominations.

Following the Effective Date of the Information Statement, the Company’s Board has the authority to implement any or all of the foregoing Corporate Actions at their discretion. As of the date of this Quarterly Report on Form 10-Q, the Board has not yet implemented any of the Corporate Actions but may do so in the future.

REVIV3 PROCARE COMPANY AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 17 – Subsequent Events (continued)

The following is the unaudited pro-forma effect of a potential one-for-three (1:3), one-for-twenty (1:20), and one-for-twenty-five (1:25) Reverse Stock Split on the basic and diluted net income per share:

	For the 3 Months Ended (UNAUDITED)
	November 30,				November 30,
	2023				2022
	Pre Split	Post Stock Split			Pre Split	Post Stock Split
		1:3	1:20	1:25		1:3	1:20	1:25

Net income	$1,018,075	$1,018,075	$1,018,075	$1,018,075	$726,900	$726,900	$726,900	$726,900

Weighted average basic shares	117,076,949	39,025,650	5,853,847	4,683,078	115,226,893	38,408,964	5,761,345	4,609,076
Dilutive securities:
Convertible preferred stock	250,000,000	83,333,333	12,500,000	10,000,000	250,000,000	83,333,333	12,500,000	10,000,000
Stock options	5,375,000	1,791,667	268,750	215,000	3,706,593	1,235,531	185,330	148,264
Weighted average dilutive shares	372,451,949	124,150,650	18,622,597	14,898,078	368,933,486	122,977,829	18,446,674	14,757,339

Earnings per share:
Basic	$0.01	$0.03	$0.17	$0.22	$0.01	$0.02	$0.13	$0.16
Diluted	$0.00	$0.01	$0.05	$0.07	$0.00	$0.01	$0.04	$0.05

	For the 6 Months Ended (UNAUDITED)
	November 30,				November 30,
	2023				2022
	Pre Split	Post Stock Split			Pre Split	Post Stock Split
		1:3	1:20	1:25		1:3	1:20	1:25

Net income	$1,172,527	$1,172,527	$1,172,527	$1,172,527	$902,427	$902,427	$902,427	$902,427

Weighted average basic shares	117,076,949	39,025,650	5,853,847	4,683,078	108,779,476	36,259,825	5,438,974	4,351,179
Dilutive securities:
Convertible preferred stock	250,000,000	83,333,333	12,500,000	10,000,000	228,142,077	76,047,359	11,407,104	9,125,683
Stock options	5,375,000	1,791,667	268,750	215,000	4,507,650	1,502,550	225,383	180,306
Weighted average dilutive shares	372,451,949	124,150,650	18,622,597	14,898,078	341,429,203	113,809,734	17,071,460	13,657,168

Earnings per share:
Basic	$0.01	$0.03	$0.20	$0.25	$0.01	$0.02	$0.17	$0.21
Diluted	$0.00	$0.01	$0.06	$0.08	$0.00	$0.01	$0.05	$0.07

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

Recent Developments

The Company is in the process of seeking to list its shares of Common Stock on the NYSE American Stock Exchange (the “NYSE American”). No assurance can be given that the Company’s Common Stock will be accepted for listing on the NYSE American.

On December 4, 2023, the Company filed with the SEC a Definitive Information Statement on Schedule 14C (the “Information Statement”). Pursuant to Rule 14c-2 of the Exchange Act, the Information Statement became effective on or around December 25, 2023, approximately twenty (20) days after it was filed and mailed to the Company’s stockholders of record as of October 31, 2023 (“Effective Date”). The Information Statement informed our stockholders of certain corporate actions taken by written consent of stockholders holding at least a majority of our issued and outstanding shares of the Company’s common stock. The following corporate actions (the “Corporate Actions”) were approved by a majority of our stockholders on October 31, 2023:

(i)	An amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to effect a name change of the Company from “Reviv3 Procare Company” to “AXIL Brands, Inc.”;

(ii)	The Company’s 2022 Equity Incentive Plan (the “Plan”) and an amendment to the Plan to effect an increase in authorized shares for issuance under the Plan by an additional 15,000,000 shares to an aggregate of 25,000,000 shares available under the Plan;

(iii)	An amendment to our Charter to effect a reverse stock split of the issued and outstanding shares of our Common Stock in a range of not less than one-for-3 shares and not more than one-for-25 shares, at the discretion of the Board;

(iv)	Amendments to our Charter and to our Bylaws to increase the size of our Board and create three (3) classes of directorships for the Board; and

(v)	Amendments to our Charter and to our Bylaws to vest the Board with authority to make, repeal, alter, amend or rescind any or all of the Bylaws and to amend the Bylaws to add a provision relating to notice of stockholder business and nominations.

Following the Effective Date of the Information Statement, the Company’s Board has the authority to implement any or all of the foregoing Corporate Actions at their discretion. As of the date of this Quarterly Report on Form 10-Q, the Board has not yet implemented any of the Corporate Actions, but may do so in the future.

Results of Operations

Our results of operations are summarized below.

	Six months ended		Three months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net Sales	$14,527,946	$10,969,357	$8,421,677	$6,731,999
Cost of sales	3,622,441	2,647,669	2,163,738	1,692,965
Gross profit	10,905,505	8,321,688	6,257,939	5,039,034
Total operating expenses	9,467,836	7,137,292	4,994,027	4,054,039
Income from operations	1,437,669	1,184,396	1,263,912	984,995
Net income after tax	$1,172,527	$902,427	$1,018,075	$726,900

For the Six months Ended November 30, 2023 Compared to the Six months Ended November 30, 2022

Net sales for the six months ended November 30, 2023 and 2022 were $14,527,946 and $10,969,357, respectively. Net sales for the six months ended November 30, 2023 increased by $3,558,589 or 32.4% for the six months ended November 30, 2023, as compared to the six months ended November 30, 2022. The increase was driven primarily by an increase in marketing campaign spend and strength in our sales channels for AXIL products.

Cost of sales includes primarily the cost of products and freight-in costs. For the six months ended November 30, 2023, the overall cost of sales increased by $974,772 or 36.8%, as compared to the comparable period ended November 30, 2022, which was primarily due to the relative increase in sales of AXIL products. Cost of sales as a percentage of net revenues for the six months ended November 30, 2023 was 24.9% as compared to 24.1% for the comparable period in 2022. The marginal increase in cost of sales, as a percentage of sales, was primarily attributable to higher transportation costs. The Company will continue to work to increase efficiencies in procurement and logistics, as well as focus on enhanced production capabilities.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses for the six months ended November 30, 2023 and 2022 were $9,467,836 and $7,137,292, respectively. Operating expenses as a percentage of net revenues for the six months ended November 30, 2023, were 65.2% compared to 65.1% for the comparable period in 2022. Operating expenses increased by $2,330,544 or 32.7% year-over-year due to an increase in advertising and marketing expenses by $2,028,483 in the AXIL spend for expansion of current marketing campaigns and costs attributable to new product awareness, with an increase in spend of $714,318 for general and administrative costs as the Company requires more robust oversight in compliance and to enhance existing business processes. The increase in marketing, advertising and general and administrative costs, were partially offset by an overall reduction in approximately $300,000 in operating expenses for the Reviv3 business for the six months ended November 30, 2023 as compared to the comparable period in 2022.

Gross profit for the six months ended November 30, 2023 and 2022 was $10,905,505 and $8,321,688, respectively. Gross profit as a percentage of sales for the six months ended November 30, 2023, was 75.1% as compared to 75.9% for the same comparable period in 2022. The slight decrease in gross profit for the six months ended November 30, 2023 was primarily attributable to an increase in discounts and merchant fees related to sales of AXIL products.

Income from operations for the six months ended November 30, 2023 and 2022 was $1,437,669 and $1,184,396, respectively. The increase in income from operations for the six months ended November 30, 2023, of $253,273 or 21.4% compared to the six months ended November 30, 2022, was primarily driven from the positive impact of the increase in sales and marketing efforts of AXIL products.

Provision for income taxes amounted to $430,382 and $335,797 for the six months ended November 30, 2023 and 2022, respectively.

As a result of the above, we reported a net income of $1,172,527 and $902,427, for the six months ended November 30, 2023 and 2022, and respectively, an increase of $270,100.

For the Three months Ended November 30, 2023 Compared to the Three months Ended November 30, 2022

Net sales for the three months ended November 30, 2023 and 2022 were $8,421,677 and $6,731,999, respectively. Net sales for the three months ended November 30, 2023 increased by $1,689,678 or 25.1% for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022, also due to the increase in marketing campaign spend and strength in our sales channels for AXIL products.

For the three months ended November 30, 2023, the overall cost of sales increased by $470,773 or 27.8%, as compared to the comparable period ended November 30, 2022, which was also primarily due to the relative increase in sales of AXIL products. Cost of sales as a percentage of net revenues for the three months ended November 30, 2023 was 25.7% as compared to 25.1% for the comparable period in 2022. The marginal increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in transportation costs. As noted, the Company will continue to work to increase efficiencies in procurement and logistics.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses for the three months ended November 30, 2023 and 2022 were $4,994,027 and $4,054,039, respectively. Operating expenses as a percentage of net revenues for the three months ended November 30, 2023, were 59.3% compared to 60.2% for the three months ended November 30, 2022. Operating expenses increased by $939,988 or 14.0% compared to the three months ended November 30, 2022, primarily due to an increase in advertising, marketing campaigns and sales related expenses by $858,311 in the AXIL spend for displaying our products through various advertising platforms, with an increase in spend of $167,494 for general and administrative costs as the Company requires more oversight in compliance. The increase in marketing, advertising and general and administrative costs, were partially offset by an overall reduction of approximately $100,000 in operating expenses for the Reviv3 products for the three months ended November 30, 2023 as compared to the comparable period in 2022.

Gross profit for the three months ended November 30, 2023 and 2022 was $6,257,677 and $5,039,034, respectively. Gross profit as a percentage of sales for the three months ended November 30, 2023, was 74.3% as compared to 74.9% for the same comparable period in 2022. The slight decrease in gross profit for the three months ended November 30, 2023 was primarily attributable to the minor increase in product discounts and merchant fees related of AXIL products.

Income from operations for the three months ended November 30, 2023 and 2022 was $1,263,912 and $984,995, respectively. The year-over-year increase in income from operations of $278,917 or 28.3% was primarily driven from the positive impact of sales and marketing efforts of AXIL products.

Provision for income taxes amounted to $364,393 and $261,044 for the three months ended November 30, 2023 and 2022, respectively.

As a result of the above, we reported a net income of $1,018,075 and $726,900 for the three months ended November 30, 2023 and 2022, respectively, an increase of $291,175 or 40.1%.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned a net income in the six months ended November 30, 2023, we have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL ’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended November 30, 2023 was $1,252,113, attributable to a net income of $1,172,527, items of adjustments to depreciation and amortization, bad debts, gain on settlement and stock based compensation that total $143,382. There were favorable changes in accounts payable and accrued expenses of $1,092,735, and contract and current liabilities of $751,853. The net decrease in cash was increased by a net decrease in operating assets and liabilities of $1,908,384 primarily due to increase in accounts receivable, prepaid expenses and other current assets and inventory.

Net cash flows provided by operating activities for the six months ended November 30, 2022 was $2,196,195, attributable to net income of $902,427, depreciation and amortization of $43,015, provision for bad debts of $105,975, stock based compensation expense of $124,145, gain on settlement of debt of $50,500, utilization of security deposit to pay rent of $8,385, amortization of prepaid expenses of $3,159 and net change in operating assets and liabilities of $1,059,589 primarily due to an increase in inventory, increase in prepaid expenses, increase in security deposit and increase in accounts receivable offset by an increase in accounts payable, increase in other current liabilities and increase in contract liabilities.

Investing Activities

Net cash flows used in investing activities for the six months ended November 30, 2023 was $70,845 due to the purchase of property and equipment for the AXIL business. For the six months ended November 30, 2022, net cash flows provided were $1,012,014, attributable to the cash received from acquisition of the AXIL business and partially offset by the purchase of property and equipment during the same period.

Financing Activities

Net cash flows used in financing activities for the six months ended November 30, 2023 was $51,519, and were for repayment of equipment financing and note payable, and a decrease in the amount due from a related party. Net cash flows provided by financing activities for the six months ended November 30, 2022, amounted to $436,230 as the Company raised capital of $328,050 pursuant to a private placement of shares of common stock, receipt of $111,392 in related party loans, and repayment of loans that totaled $3,212.

During the six months ended November 30, 2023, the Company has various financed items and has debt outstanding in order to run the business operations. In 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $322 comprising of principal payment of $275 and interest payment of $42. At November 30, 2023 and 2022, the balance outstanding on the loan was $550 and $3,850, respectively, of which the $550 balance is payable within the next year.

As of November 30, 2023, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $147,931, with a maturity date of May 18, 2050. The Company continues to pay interest on the loan.

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

Off-Balance Sheet Arrangements

As of November 30, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three and six months ended November 30, 2023 and 2022, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on this evaluation of disclosure controls and procedures as of November 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were not effective.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of November 30, 2023 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of November 30, 2023, our internal control over financial reporting was not effective based on those criteria.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended November 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management is currently taking corrective action to remedy the internal control weaknesses. See section entitled “Remediation” above.

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

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of Agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement. There is no admission of liability by the Company and on September 27, 2023 the Company paid attorneys on behalf of Jacksonfill, LLC. the settlement in the amount of $125,000. The reserve that was provided in the financial statements in excess of the final settlement payment was recorded as a gain on settlement in the current quarter in the amount of $79,182. Please see Note 11—Commitments and Contingencies to our financial statements included herein for additional information about this matter.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) None.

(c) Not applicable.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVIV3 PROCARE COMPANY

Date: January 4, 2024

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Monica Diaz Brickell
Monica Diaz Brickell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)