Form 10-Q
period 2024-02-29
Axil Brands, Inc.
filed 2024-04-09
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-41958

AXIL Brands, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fremont Avenue, Unit 158, Alhambra, CA	91803
(Address of Principal Executive Offices)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AXIL	The NYSE American LLC

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

As of April 9, 2024, there were 5,878,939 shares of the registrant’s common stock, $0.0001 par value, outstanding.

AXIL BRANDS, INC. AND SUBSIDIARY

 -i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, interest rate increases, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict, the effects of the Israel-Hamas conflict, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our ability to repay our outstanding loans, if any; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict and the Israel-Hamas conflict; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings; including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; integrating acquisitions and achieving the expected savings and synergies, including our recent acquisition of hearing protection and ear bud businesses; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; business divestitures; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters; our ability to remediate the material weaknesses in our internal control over financial reporting; our ability to maintain stock exchange listing; and the risk that the increase in the stock price following the recent reverse stock split will not be maintained or that the reverse stock split will not otherwise have its intended effect.

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

We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, AXIL Brands, Inc. (“AXIL Brands, Inc.,” “AXIL Brands,” the “Company,” “we,” “us,” and “our”) has identified material factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

 -ii-

AXIL BRANDS, INC. AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 29, 2024	May 31, 2023
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,887,567	$4,832,682
Accounts receivable, net	719,504	417,016
Inventory, net	3,443,293	1,311,864
Due from related party	18,536	—
Prepaid expenses and other current assets	656,328	801,360
Deferred tax asset	234,161	—

Total Current Assets	9,959,389	7,362,922

OTHER ASSETS:
Property and equipment, net	212,146	157,463
Intangible assets, net	324,549	382,674
Right of use asset	53,224	101,845
Other assets	12,195	12,195
Goodwill	2,152,215	2,152,215

Total Other Assets	2,754,329	2,806,392

TOTAL ASSETS	$12,713,718	$10,169,314

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,890,844	$908,606
Customer deposits	37,140	183,688
Equipment payable, current	—	2,200
Contract liabilities, current	880,450	827,106
Notes payable, current	3,310	172,588
Due to related party	—	158,072
Lease Liability, current	54,322	65,824
Income Tax Liability	68,019	230,913
Other current liabilities	307,794	305,664

Total Current Liabilities	3,241,879	2,854,661

LONG TERM LIABILITIES:
Notes payable, long term	143,840	—
Lease liability, long term	—	36,752
Contract liabilities, long term	541,108	605,942

Total Long Term Liabilities	684,948	642,694

Total Liabilities	3,926,827	3,497,355

Commitments and contingencies (see Note 11)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 250,000,000 shares issued and outstanding as of February 29, 2024 and May 31, 2023, respectively	25,000	25,000
Common stock, $0.0001 par value: 450,000,000 shares authorized; 5,878,939 and 5,863,939 shares issued, and outstanding as of February 29, 2024 and May 31, 2023, respectively	588	586
Additional paid-in capital	10,274,677	10,113,365
Accumulated deficit	(1,513,374)	(3,466,992)

Total Stockholders' Equity	8,786,891	6,671,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,713,718	$10,169,314

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Sales, net	$6,469,343	$5,656,461	$20,997,289	$16,625,818

Cost of sales	1,845,017	1,437,976	5,467,458	4,085,645
		25%	26%	25%
Gross profit	4,624,326	4,218,485	15,529,831	12,540,173
		75%	74.0%	75%
OPERATING EXPENSES:
Sales and marketing	3,398,949	3,173,383	10,278,570	8,250,257
Compensation and related taxes	228,869	360,802	713,504	1,214,213
Professional and consulting	552,922	216,687	1,471,025	832,958
General and administrative	547,465	251,025	1,732,942	841,761

Total Operating Expenses	4,728,205	4,001,897	14,196,041	11,139,189
		71%	68%	67%
(LOSS) INCOME FROM OPERATIONS	(103,879)	216,588	1,333,790	1,400,984

OTHER INCOME (EXPENSE):
Gain on debt settlement	—	—	79,182	50,500
Other income	6,114	—	19,138	—
Interest income	52,915	6,721	129,233	13,262
Interest expense and other finance charges	(1,495)	(1,714)	(4,779)	(4,927)

Other Income, Net	57,534	5,007	222,774	58,835

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(46,345)	221,595	1,556,564	1,459,819

(Benefit) Provision for income taxes	(827,436)	59,547	(397,054)	395,344

NET INCOME	$781,091	$162,048	$1,953,618	$1,064,475

NET INCOME PER COMMON SHARE:
Basic	$0.13	$0.03	$0.33	$0.19
Diluted	$0.04	$0.01	$0.11	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,863,939	5,849,501	5,863,939	5,574,312
Diluted	18,576,914	18,629,501	18,569,140	17,497,737

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended February 29, 2024
			Common Stock		Additional		Total
	Preferred Stock		Issued/Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,113,365	$(3,466,992)	$6,671,959

Stock options expense	—	—	—	—	153,320	—	153,320

Restricted stock awards	—	—	15,000	2	7,992	—	7,994

Net income	—	—	—	—	—	1,953,618	1,953,618

Balance, February 29, 2024	250,000,000	$25,000	5,878,939	$588	$10,274,677	$(1,513,374)	$8,786,891

For the three months ended February 29, 2024
			Common Stock		Additional		Total
	Preferred Stock		Issued/Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2023	250,000,000	$25,000	5,863,939	$586	$10,215,580	$(2,294,465)	$7,946,701

Stock options expense	—	—	—	—	51,105	—	51,105

Restricted stock awards	—	—	15,000	2	7,992	—	7,994

Net income	—	—	—	—	—	781,091	781,091

Balance, February 29, 2024	250,000,000	$25,000	5,878,939	$588	$10,274,677	$(1,513,374)	$8,786,891

For the nine months ended February 28, 2023
			Common Stock		Additional		Total
	Preferred Stock		Issued/Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2022	—	$—	2,107,385	$211	$5,476,068	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	3,659,195	366	3,982,115	—	4,007,481

Stock options expense	—	—	—	—	155,067	—	155,067

Shares to be issued for cash	—	—	97,359	9	447,840	—	447,849

Net income	—	—	—	—	—	1,064,475	1,064,475

Balance, February 28, 2023	250,000,000	$25,000	5,863,939	$586	$10,061,090	$(4,227,092)	$5,859,584

For the three months ended February 28, 2023
			Common Stock		Additional		Total
	Preferred Stock		Issued/Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 30, 2022	250,000,000	$25,000	5,837,899	$583	$9,910,371	$(4,389,140)	$5,546,814

Stock options expense	—	—	—	—	30,922	—	30,922

Shares to be issued for cash	—	—	26,040	3	119,797	—	119,800

Net income	—	—	—	—	—	162,048	162,048

Balance, February 28, 2023	250,000,000	$25,000	5,863,939	$586	$10,061,090	$(4,227,092)	$5,859,584

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 29,	February 28,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,953,618	$1,064,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,634	66,944
Bad debts	143,395	13,782
Stock based compensation	161,314	155,067
Gain on settlement	(79,182)	(50,500)
Provision (benefit) for deferred income taxes	(397,054)	—
Change in operating assets and liabilities:
Accounts receivable	(445,883)	(134,622)
Inventory	(2,131,429)	297,213
Prepaid expenses and other current assets	145,032	(296,787)
Deposits	—	(3,810)
Accounts payable and accrued expenses	1,061,420	87,879
Other current liabilities	(144,052)	860,973
Contract liabilities	(11,490)	259,362

NET CASH PROVIDED BY OPERATING ACTIVITIES	339,323	2,319,976

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	—	1,066,414
Purchases of property and equipment	(80,192)	(65,650)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(80,192)	1,000,764

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock to be issued	—	447,850
Repayment of equipment financing	(2,200)	(2,200)
Repayment of note payable	(25,438)	(22,797)
Advances (repayments) to/from a related party	(176,608)	63,008

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(204,246)	485,861

NET INCREASE IN CASH	54,885	3,806,601

CASH - Beginning of period	4,832,682	373,731

CASH - End of period	$4,887,567	$4,180,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,681	$3,173
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$—	$4,007,480
Right of use assets recognized as lease liability	$—	$131,970
Tangible assets (excluding cash) acquired in business combination	$—	$1,740,729
Intangible assets acquired in business combination	$—	$456,945
Goodwill acquired in business combination	$—	$2,152,215
Liabilities assumed in business combination	$—	$1,408,823

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 1 – Organization

As part of the Company’s ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company (“Reviv3”) to AXIL Brands, Inc. effective February 14, 2024. Reviv3 was incorporated in the State of Delaware on May 21, 2015, as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company has moved its corporate headquarters to 901 Fremont Avenue, Unit 158, Alhambra, California 91803. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” and in June 2022, completed the asset acquisition of the Axil & Associated Brand Corp. (“Axil & Associated Brands”) business. The Company is now engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio innovations that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These product lines are both sold throughout the United States, Canada, Europe and Asia. On February 14, 2024, the Company successfully completed efforts to uplist from the over-the-counter, or OTC, markets to the NYSE American exchange (“NYSE American”).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 29, 2024, and February 28, 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2023. The results of operations for the three and nine months ended February 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending 2024. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reverse Stock Split

Effective as of January 16, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Delaware Secretary of State to implement a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20 approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split does not affect the total number of shares of common stock that the Company is authorized to issue and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

Reclassifications

Certain amounts presented for the three and nine months ended February 28, 2023, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net income. Approximately $12,000 was reclassified from Professional and consulting expenses to Compensation and related taxes for the three months ended February 28, 2023, and approximately $76,000 was reclassified from Professional and consulting expenses to Compensation and related taxes for the nine months ended February 28, 2023. The reclassification had no effect on previously presented total operating expenses.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we earned net income and have cash provided by operations for the nine months ended February 29, 2024, we had an accumulated deficit of $1,513,374 as of February 29, 2024 and have incurred operating losses and cash used in operations in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of the Axil & Associated Brands’ business, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing products, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus, maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of the Axil & Associated Brands’ assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

On June 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

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

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next 12 months, is classified as non-current inventory.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” This revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to hearing enhancement and protection products and hair and skincare products, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

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

As of February 29, 2024, and May 31, 2023, contract liabilities amounted to $1,421,558 and $1,433,048, respectively. As of February 29, 2024 and May 31, 2023, contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $1,293,627 and $1,320,401, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $127,931 and $112,647, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $880,450 will be recognized in year one, $455,170 will be recognized in year two, and $85,938 will be recognized in year three.

Revenue recognized, during the three months ended February 29, 2024, that was included in the contract liability balance upon the acquisition of Axil & Associated Brands was $72,955. Revenue recognized, during the nine months ended February 29, 2024, that was included in contract liability balance upon the acquisition of Axil & Associated Brands was $259,201.

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees related to product procurement.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing expense were $313,318 and $283,237 for the three months ended February 29, 2024 and February 28, 2023, respectively. Shipping costs included in the marketing and selling expense were $807,333 and $790,759 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Sales, Marketing and Advertising

Sales, marketing and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair value measurements and fair value of financial instruments

The Company adopted ASC 820, “Fair Value Measurements and Disclosures,” for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities, generally for three years after they are filed.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the nine months ended February 29, 2024 and February 28, 2023.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation,” which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For non-employee stock option based awards, the Company follows Accounting Standards Update (“ASU”) 2018-7, which substantially aligns share based compensation for employees and non-employees.

Net income per share of Common Stock

Basic net income per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For both the three months ended and nine months ended February 29, 2024 and February 28, 2023, certain stock options and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Net income	$781,091	$162,048	$1,953,618	$1,064,475

Weighted average basic shares	5,863,939	5,849,501	5,863,939	5,574,312
Dilutive securities:
Convertible preferred stock	12,500,000	12,500,000	12,500,000	11,767,399
Stock options	212,975	280,000	205,201	156,026
Weighted average dilutive shares	18,576,914	18,629,501	18,569,140	17,497,737

Earnings per share:
Basic	$0.13	$0.03	$0.33	$0.19
Diluted	$0.04	$0.01	$0.11	$0.06

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC 840). Under the new guidance, codified as ASC 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense is generally flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC 842 effective June 1, 2019. The adoption of ASC 842 did not have a material impact on the Company’s consolidated financial statements.

The Company’s renewed lease for its corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease. Please see Note 11 – “Commitments and Contingencies” under “Leases” below for more information about the Company’s leases.

Segment Reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair care and skin care products. See Note 15 – “Business Segment and Geographic Area Information” for more information about the Company’s reportable segments.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity,” which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal year beginning on June 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	February 29, 2024	May 31, 2023
Customers Receivable	$913,024	$345,264
Merchant Processor Receivable	40,786	167,232
Less: Allowance for Doubtful Debts	(234,306)	(95,480)
Accounts receivable, net	$719,504	$417,016

The Company recorded bad debt expense of $79,068 and $119,757 during the three months ended February 29, 2024 and February 28, 2023, respectively. The Company recorded bad debt expense of $143,395 and $13,782 during the nine months ended February 29, 2024 and February 28, 2023, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	February 29, 2024	May 31, 2023
Finished Goods	$3,257,573	$1,198,218
Raw Materials	185,720	113,646
Inventory, net	$3,443,293	$1,311,864

At February 29, 2024 and May 31, 2023, inventory held at third party locations amounted to $77,803 and $0, respectively. At February 29, 2024 and May 31, 2023, inventory in-transit amounted to $369,243 and $135,482, respectively.

During the nine months ended February 29, 2024, the Company did not record any allowance on slow moving inventory that would be included in cost of sales. As of February 29, 2024, there was no slow moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 29, 2024	May 31, 2023
Furniture and Fixtures	5 years	$25,644	$14,598
Computer Equipment	3 years	30,968	33,146
Plant Equipment	5-10 years	216,738	165,778
Automobile	5 years	15,000	15,000
Tractor Trailer	15 years	9,347	-
Less: Accumulated Depreciation		(85,551)	(71,059)
Total Property and Equipment, net		$212,146	$157,463

Depreciation expense amounted to $8,237 and $4,554 for the three months ended February 29, 2024 and February 28, 2023, respectively.  Depreciation expense amounted to $25,508 and $12,046 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 6 – Intangible Assets

The Company acquired intangible assets through the Business Combination. (See Note 13). These intangible assets consisted of the following:

	Estimated Life	February 29, 2024	May 31, 2023
Licensing rights	3 years	$11,945	$11,945
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Less: Accumulated Amortization		(132,396)	(74,271)
Total Intangible Assets, net		$324,549	$382,674

Goodwill arising through the business combination was $2,152,215 at February 29, 2024 (see Note 13).

Amortization expense amounted to $19,375 and $19,376 for the three months ended February 29, 2024 and February 28, 2023, respectively. Amortization expense amounted to $58,126 and $54,898 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	February 29, 2024	May 31, 2023
Credit Cards	$17,470	$833
Accrued Interest	—	10,343
Royalty Payment Accrual	10,551	8,792
Sales Tax Payable	277,992	240,559
Other Accrued Expenses	1,781	17,464
Affiliate Accrual	—	27,673
Total Other Current Liabilities	$307,794	$305,664

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 8 – Equipment Payable

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount is $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. At February 29, 2024 and May 31, 2023, the balance outstanding on the loan was $0 and $2,200, respectively. The Company recorded interest expense of $334 and $334, associated with the equipment financing during the nine months ended February 29, 2024 and February 28, 2023, on the loan in the accompanying unaudited consolidated financial statements.

Note 9 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of principal and interest of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded interest receivable of $437 and accrued interest of $10,343, as of February 29, 2024 and May 31, 2023, respectively.

Notes Payable as of	February 29, 2024	May 31, 2023
Insurance Financing	$—	$21,335
Financing Charges	—	1,253
Economic Injury Disaster Loan Program (EIDL)	147,150	150,000
Total	147,150	172,588
Less: Current portion	(3,310)	(172,588)
Non-current portion	$143,840	$—

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 10 – Stockholders’ Equity

Shares Authorized

As of February 29, 2024, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

Preferred Stock

The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed until the resolution adopted by the Board providing the issuance of such shares. The Board is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which, following the reverse stock split of the Company’s common stock, are convertible into shares of the Company’s common stock on a one-to-twenty ratio, pursuant to the Asset Purchase Agreement (See Note 13 and “Common Stock” section below). These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

The holders of shares of Series A Preferred Stock have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the common stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of common stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of common stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into twenty fully paid and nonassessable shares of common stock provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the applicable rules and regulations thereunder.

The conversion provisions of the Company’s Series A Preferred Stock was proportionately adjusted in connection with the Reverse Stock Split but did not adjust the number of shares issued and outstanding. Please see Note 17 – Subsequent Events included herein for additional information about the Series A Preferred Stock.

As of February 29, 2024 and May 31, 2023, 250,000,000 shares of preferred stock were issued and outstanding.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 10 – Stockholders’ Equity (continued)

Common Stock

As of February 29, 2024, 5,878,939 shares of common stock were issued and outstanding.

The Reverse Stock Split as more fully discussed in Note 1, did not change the par value of the common stock, modify any voting rights or other terms of the common stock, or change the number of authorized shares of the Company. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

15,000 restricted stock awards were issued during the nine month period ended February 29, 2024 (See below).

Stock Options

On February 14, 2024, the Board amended the Company’s original 2022 Equity Incentive Plan (the “Plan”), which was originally approved on March 21, 2022. The effective date of the amended Plan is October 31, 2023. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the Plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding October 31, 2033, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

The total number of shares initially authorized for issuance under the Plan was 500,000 shares. The Plan was amended and restated to provide the sum of 1,250,000 shares of common stock authorized for issuance under the Plan. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such potential increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

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

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 265,000 shares of its common stock, at an exercise price of $1.80 per share valued at $477,000 and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. As of February 29, 2024, 194,219 of the options were vested.

The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the three months ended February 29, 2024 and February 28, 2023, the Company recorded stock-based compensation expense of $51,105 and $30,922, respectively, for these options, in the accompanying unaudited consolidated financial statements. During the nine months ended February 29, 2024 and February 28, 2023, the Company recorded a stock-based compensation expense of $153,320 and $155,067, respectively, for these options, in the accompanying unaudited financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 10 – Stockholders’ Equity (continued)

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to a former executive officer of the Company, to purchase, in the aggregate, up to 15,000 shares of its common stock, at an exercise price of $4.00 per share valued at approximately $60,000 and expiring on October 31, 2032. 3,750 shares vested as of January 29, 2023, and the remaining 11,250 were forfeited in April 2023 when the executive officer left the Company. The fair value of the 3,750 vested options using the Black-Scholes option pricing model of $15,000.

The following table summarizes the activity relating to the Company’s stock options held by executive officers:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term

Outstanding at May 31, 2022	265,000	$1.80	10.0
Granted	15,000	$1.80	9.68
Less: Forfeited	(11,250)	$4.00	9.68
Outstanding at May 31, 2023	268,750	$1.80	8.92

Granted	—	—	—
Less: Forfeited	—	—	—
Outstanding at February 29, 2024	268,750	$1.80	8.17
Less: Unvested at February 29, 2024	(74,531)	$1.80	8.17
Vested at February 29, 2024	194,219	$1.80	8.17

Restricted Stock Awards

On February 14, 2024, the Board appointed new directors to the Board who will participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on February 14, 2024, the Company granted each of its three Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $195,000. During the nine months ended February 29, 2024 and February 28, 2023, the Company recorded a stock-based compensation expense related to the restricted stock awards of $7,994 and $0, respectively.

Note 11 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU 2016-02, “Leases” on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. In November 2022, the Company entered into an extension of its lease for a two-year term beginning December 1, 2022. The rent was $6,098 per month for the first year and then increased to $6,342 per month. On September 22, 2023, the Company entered into a lease in Draper, Utah for a one-year term beginning October 1, 2023. The rent is $4,680 per month for the first year and will increase by two percent the following year.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

The Company computed an initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which was recorded on the books at the commencement of the lease on December 1, 2022. During the nine months ended February 29, 2024 and February 28, 2023, the Company recorded a lease expense in the amount of $55,976 and $65,776, respectively. As of February 29, 2024, the lease liability balance was $54,322 and the right of use asset balance was $53,224. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

	February 29, 2024	May 31, 2023
Assets
Right of use assets	$131,970	$131,970
Accumulated reduction	(78,746)	(30,125)
Operating lease assets, net	$53,224	$101,845

Liabilities
Lease liability	$131,970	$131,970
Accumulated reduction	(77,648)	(29,394)
Total lease liability, net	54,322	102,576
Current portion	(54,322)	(65,824)
Non-current portion	$—	$36,752

Maturities of operating lease liabilities were as follows as of February 29, 2024:

Operating Lease (fiscal year-end)
2024	$19,025
2025	38,049
Total	$57,074
Less: Imputed interest	(2,752)
Present value of lease liabilities	$54,322

Contingencies

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition, or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement. There is no admission of liability by the Company and on September 27, 2023 the Company paid attorneys on behalf of Jacksonfill, LLC the settlement in the amount of $125,000. The reserve that was provided in the financial statements in excess of the final settlement payment was recorded as a gain on settlement and is included in fiscal year 2024 other income in the amount of $79,182.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 12 – Related Party Transactions

During the nine months ended February 29, 2024, the Company paid bonuses that totaled $42,000 to Jeff Brown, Chief Operating Officer. The Company’s Chairman and Chief Executive Officer (“CEO”), Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid $93,811 in consulting fees for the nine months ended February 29, 2024. At February 29, 2024, the Company had net amounts receivable from Intrepid of $18,536 due to timing of transactions posting and, at May 31, 2023, the Company had amounts payable to Intrepid of $124,378. These receivables and advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with Axil & Associated Brands and Intrepid, we are subject to certain limitations on our ability to sell our capital stock until June 2024. During the nine months ended February 29, 2024 and February 28, 2023, the CEO has not received cash compensation nor was any accrued as the CEO does not have an employment agreement.

During the nine months and three months ended February 29, 2024, the Company paid $173,500 and $58,000, respectively, as a consulting fee for product development to Weston T. Harris, a stockholder of Axil & Associated Brands. During the nine months and three months ended February 29, 2024, the Company also paid $106,442 and $37,312 respectively, to the sons of Weston T. Harris as compensation for services relating to packaging design and affiliate marketing.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of Axil & Associated Brands, consisting of ear plugs and ear muffs, and (ii) Axil & Associated Brands’ ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 (the “Axil Asset Purchase Agreement”), by and among the Company, Reviv3 Acquisition Corporation, Axil & Associated Brands and certain stockholders of Axil & Associated Brands. As of February 29, 2024, Intrepid held 21.3% of the outstanding common stock of the Company and no shares of Axil & Associated Brands.

Note 13 – Business Combination

On June 16, 2022, the Company completed the acquisition of certain assets of Axil & Associated Brands, pursuant to the Axil Asset Purchase Agreement, providing for the acquisition of Axil & Associated Brands’ hearing protection business and ear bud business. The business constituted substantially all of the business operations of Axil & Associated Brands but did not include Axil & Associated Brands’ hearing aid line of business.

As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of Axil & Associated Brands and 22.33% of the outstanding common stock of the Company. As of February 29, 2024, Intrepid held no outstanding common shares of AXIL & Associated Brands, as they were distributed with the Axil Asset Purchase Agreement. Mr. Toghraie, Chairman and CEO of the Company is the managing director of Intrepid.

As consideration for the asset purchase, Axil & Associated Brands received a total of 253,659,195 shares comprised of (a) 3,659,195 shares of the Company’s common stock and (b) 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of the Company’s common stock on a 1-to-20 ratio. The Series A Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. Thereafter, no holder of Series A Preferred Shares may convert such shares into a number of shares of Company common stock that would cause the holder to beneficially own more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act. The purchase price was computed to be $4,007,480 based on a fair value of $0.0158 per share on the date of acquisition.

The Company is utilizing the Axil & Associated Brands’ assets to expand into the hearing enhancement business through its newly incorporated subsidiary.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 29, 2024 and May 31, 2023, the Company held cash of approximately $4,146,736 and $4,582,682, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 29, 2024.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the three months ended February 29, 2024, hair and skin care product sales to one customer, which represented over 10% of our total sales, totaled 52%. During the three months ended February 28, 2023, there were sales to one customer, which represented over 10% of our total sales, and totaled 16%. During the nine months ended February 29, 2024, hair and skin care product sales to two customers, which each represented over 10% of our total sales, aggregated to approximately 40% of the Company’s net sales at 29% and 11%. During the nine months ended February 28, 2023, there were sales to one customer, which represented over 10% of our total sales, and totaled 13%.

During the three months ended February 29, 2024, hair and skin care product sales to customers outside the United States represented approximately 80% to Canada. During the three months ended February 28, 2023, sales to customers outside the United States represented approximately 26%, which consisted of 25% sales to Canada and 1% to Italy. During the nine months ended February 29, 2024, hair and skin care product sales to customers outside the United States represented approximately 54% to Canada. During the nine months ended February 28, 2023, sales to customers outside the United States represented approximately 24%, which consisted of 21% sales to Canada and 3% to Italy.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 14 – Concentrations (continued)

During the three months ended February 29, 2024, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 34% from sales of hair shampoo, 30% from sales of hair conditioner, 14% from bundle kits (shampoo, conditioner and spray), and 18% from hair treatment product. During the three months ended February 28, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 25% from sales of hair shampoo, 15% from conditioner, 37% from sale of bundle kits, and 13% from other hair treatment products. During the nine months ended February 29, 2024, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 25% from sales of hair shampoo, 25% from sales of hair conditioner, 24% from bundle kits, and 19% from hair treatment product. During the nine months ended February 28, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 21% from sales of hair shampoo, 11% from sales of shampoo and conditioner bundles, 49% from sale of bundle kits, and 11% from sales of other hair treatment products.

During the nine months ended February 29, 2024 and February 28, 2023, sales by product line comprised of the following:

	For the Nine Months Ended
	February 29,	February 28,
Hair Care Products	2024	2023
Shampoo	25%	21%
Shampoos and Conditioners	7%	11%
Conditioner	25%	8%
Bundle Kits	24%	49%
Ancillary Products	19%	11%
Total	100%	100%

At February 29, 2024, hair and skin care product’s accounts receivables from customers that accounted for more than 10% of sales transactions were from one customer at 25%. At May 31, 2023, hair and skin care product’s accounts receivable from one customer accounted for more than 10% of sales transactions.

The Company purchased inventories and products from five vendors totaling approximately $36,790 and three vendors totaling approximately $75,725 for the three months ended February 29, 2024 and February 28, 2023, respectively. Hair and skin care inventory product purchased from three vendors totaling approximately $297,833 (95% of the purchases at 61%, 12% and 22%), during the fiscal year ended May 31, 2023. The Company purchased inventories and products from five vendors totaling approximately $339,884 and from eight vendors totaling $293,204 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Ear Protection and Enhancement Products

AXIL’s products are sold direct-to-consumer, therefore, 88.4% and 94.0% of sales was direct to customers during the three months ended February 29, 2024 and February 28, 2023, respectively. There was no single customer that accounted for greater than 10% of total sales in those periods. During the nine months ended February 29, 2024 and February 28, 2023, sales direct to customers accounted for 91.7% and 97.1%, respectively. No single customer that accounted for greater than 10% of total sales in those periods.

During the three months ended February 29, 2024, AXIL sales to customers outside the United States represented approximately 2.6% which consisted of 2.3% from Canada and the remaining from various countries. During the three months ended February 28, 2023, sales of AXIL product to customers outside the United States represented 3.9% which consisted of 2.7% from Canada and the remaining from various countries. During the nine months ended February 29, 2024, AXIL sales to customers outside the United States represented approximately 3.7% which consisted of 3.5% from Canada and the remaining from various countries. During the nine months ended February 28, 2023, sales of AXIL product to customers outside the United States represented 4.2% which consisted of 3.3% from Canada and the remaining from various countries.

Manufacturing is outsourced primarily overseas via a number of third-party vendors, the largest vendor accounted for 78.3% and 89.2% of all purchases for the three months and nine months ended February 29, 2024, respectively. For the fiscal year ended May 31, 2023, the two largest vendors accounted for 82% and 10% of all purchases.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 14 – Concentrations (continued)

During the three months ended February 29, 2024, AXIL gross sales of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of gross sales consisted approximately 47.2% from Ghost Stryke, 12.9% from Trackr earmuffs and 38.6% of gross sales of other Bluetooth and ear buds. During the three months ended February 28, 2023, AXIL gross sales of ear buds and hearing protection by product line which represented over 10% of gross sales was 87.7% from Ghost Stryke model GS-X and 11.3% from Trackr earmuffs.

During the nine months ended February 29, 2024, AXIL gross sales of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of gross sales consisted approximately 52.8% from Ghost Stryke, 13.0% from Trackr earmuffs and 33.1% of gross sales of other Bluetooth and ear buds. During the nine months ended February 28, 2023, AXIL gross sales of ear buds and hearing protection by product line which represented over 10% of gross sales was 89.9% from Ghost Stryke model GS-X.

During the nine months ended February 29, 2024 and February 28, 2023 gross sales by hearing enhancement and protection products comprised of the following:

	For the Nine Months Ended
	February 29,	February 28,
Ear Protection & Enhancement Products	2024	2023
Ghost Stryke	52.8%	89.9%
Trackr earmuffs	13.0%	9.0%
Other Bluetooth and ear buds	33.1%	1.0%
Accessories, other	1.1%	0.1%
Total	100.0%	100.0%

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 15 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
Net Sales	2024	2023	2024	2023
Hair care and skin care	$476,864	$302,415	$1,022,458	$1,206,385
Hearing enhancement and protection	5,992,479	5,354,046	19,974,831	15,419,433
Total net sales	$6,469,343	$5,656,461	$20,997,289	$16,625,818

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$247,859	$202,016	$641,966	$842,447
Hearing enhancement and protection	4,376,467	4,016,469	14,887,865	11,697,726
Total segment gross profit	$4,624,326	$4,218,485	$15,529,831	$12,540,173
Selling and Marketing	3,398,949	3,173,383	10,278,570	8,250,257
General and Administrative	1,329,256	828,513	3,917,471	2,888,931
Consolidated operating income (loss)	$(103,879)	$216,588	$1,333,790	$1,400,984

Total Assets:
Hair care and skin care	$4,232,913	$1,243,359	$4,232,913	$1,243,359
Hearing enhancement and protection	8,480,805	8,047,093	8,480,805	8,047,093
Consolidated total assets	$12,713,718	$9,290,452	$12,713,718	$9,290,452

Payments for property and equipment
Hair care and skin care	$—	$—	$—	$—
Hearing enhancement and protection	9,347	11,250	80,192	65,650
Consolidated total payments for property and equipment	$9,347	$11,250	$80,192	$65,650

Depreciation and amortization
Hair care and skin care	$1,417	$1,417	$4,251	$4,258
Hearing enhancement and protection	26,197	22,512	79,383	62,686
Consolidated total depreciation and amortization	$27,614	$23,929	$83,634	$66,944

Geographic Area Information

During the three months ended February 29, 2024, approximately 96% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the three months ended February 28, 2023, approximately 94% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

During the nine months ended February 29, 2024, approximately 95% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the nine months ended February 28, 2023, approximately 94% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address).

 AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

Note 16 – Income Taxes

We calculated our interim tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes.” As the end of each interim quarterly period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects of other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.

We recorded an income tax benefit of $397,054 for the nine months ended February 29, 2024 that was related to the reversal of fiscal year ended May 31, 2023 income tax liability due to filing of the federal and state tax returns, as well as additional net operating losses which can offset current year income tax liability. In addition, there are remaining net operating losses that created a deferred tax asset which management believes are fully realizable. For the nine months ended February 28, 2023 provision for income tax expense was $395,344.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021, 2022 and 2023 Corporate Income Tax Returns are subject to IRS examination.

Note 17 – Subsequent Events

Corporate Actions

On March 5, 2024, the Board approved and the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for the aggregate cash consideration of $1,246,490. Following the repurchase, 42,251,750 shares of Series A Preferred Stock remain outstanding. The Company funded the repurchase through cash on hand.

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

As part of the Company’s ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024. On February 14, 2024, the Company successfully completed efforts to uplist (the “Uplist Transaction”) from the over-the-counter, or OTC, markets to the NYSE American exchange (“NYSE American”).

On May 1, 2022, we entered into an Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 with AXIL & Associated Brands, a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of AXIL & Associated Brands consisting of ear plugs and ear muffs, and AXIL & Associated Brands’ ear bud business. These businesses constituted substantially all of the business operations of AXIL & Associated Brands. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and AXIL & Associated Brands entered into an amendment to the Asset Purchase Agreement which eliminated the provision in the Asset Purchase Agreement requiring the Company to effectuate a reverse stock split of our common stock and preferred stock pursuant to the Asset Purchase Agreement within a certain period of time.

Effective as of January 16, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Delaware Secretary of State to implement the reverse stock split of the Company’s issued shares of common stock at a ratio of 1-for-20 approved by the Board of Directors. The reverse stock split did not affect the total number of shares of common stock that the Company is authorized to issue and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

As a result of the acquisition of AXIL & Associated Brands’ assets, the Company has two reportable segments: hair care and skin care, and hearing enhancement and protection.

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

Results of Operations

Our results of operations are summarized below.

	Nine Months Ended		Three Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales, net	$20,997,289	$16,625,818	$6,469,343	$5,656,461
Cost of sales	5,467,458	4,085,645	1,845,017	1,437,976
Gross profit	15,529,831	12,540,173	4,624,326	4,218,485
Total operating expenses	14,196,041	11,139,189	4,728,205	4,001,897
Income (Loss) from operations	1,333,790	1,400,984	(103,879)	216,588
Net income	$1,953,618	$1,064,475	$781,091	$162,048

For the Nine Months Ended February 29, 2024 Compared to the Nine Months Ended February 28, 2023

Net sales for the nine months ended February 29, 2024 and February 28, 2023 were $20,997,289 and $16,625,818, respectively. Net sales for the nine months ended February 29, 2024 increased by $4,371,471 or 26.3%, as compared to the nine months ended February 28, 2023. The increase was driven primarily by an increase in marketing campaign spend and strength in our sales channels for the Company’s products.

Cost of sales primarily includes the cost of products and freight-in costs. For the nine months ended February 29, 2024, the overall cost of sales increased by $1,381,813 or 33.8%, as compared to the comparable period ended February 28, 2023, which was primarily due to the relative increase in sales of Company products. Cost of sales as a percentage of net revenues for the nine months ended February 29, 2024 was 26.0% as compared to 24.6% for the comparable period in 2023. The marginal increase in cost of sales, as a percentage of sales, was primarily attributable to higher transportation costs and lower margin product sales. The Company will continue to work to increase efficiencies in procurement and logistics, as well as focus on enhanced production capabilities.

Gross profit for the nine months ended February 29, 2024 and February 28, 2023 was $15,529,831 and $12,540,173, respectively. Gross profit as a percentage of sales for the nine months ended February 29, 2024, was 74.0% as compared to 75.4% for the same comparable period in 2023. The decrease in the gross profit margin for the nine months ended February 29, 2024 was primarily attributable to an increase in sales of lower margin products in both our segments, partially offset by a decrease in discounts in our sales of AXIL products.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses increased by $3,056,852 or 27.4% from $11,139,189 for the nine months ended February 28, 2023 to $14,196,041 for the nine months ended February 29, 2024. Operating expenses as a percentage of net sales for the nine months ended February 29, 2024 were 67.6% compared to 67.0% for the comparable period in 2023. Operating expenses increased primarily due to a net increase in advertising and marketing expenses by $2,028,313 for expansion of current marketing campaigns and costs attributable to new product awareness, and a net increase of $891,181 for business general and administrative costs. The increase in general and administrative costs was primarily attributed to the increase in public related costs associated with our Uplist Transaction. Additionally, there was an increase of $638,067 for professional and consulting expenses to enhance existing business processes. This increase was partially offset by the optimization of our workforce resulting in an overall reduction of $500,709 for compensation and related taxes for the nine months ended February 29, 2024 as compared to the comparable period in 2023.

Income from operations for the nine months ended February 29, 2024 and February 28, 2023 was $1,333,790 and $1,400,984, respectively. The decrease in income from operations for the nine months ended February 29, 2024, of $67,194 or 4.8% compared to the nine months ended February 28, 2023, was primarily driven by the increase in professional and compliance expenses due to the Uplist Transaction and an increase in sales of lower margin products.

For the nine months ended February 29, 2024 the provision for income taxes amounted to a benefit of $397,054, that was related to the reversal of fiscal year ended May 31, 2023 income tax liability due to filing of the federal and state tax returns, as well as additional net operating losses which can offset current year income tax liability. In addition, there are remaining net operating losses that created a deferred tax asset which management believes are fully realizable. Provision for income tax expense was $395,344 for the nine months ended February 28, 2023.

As a result of the above, we reported a net income of $1,953,618 and $1,064,475, for the nine months ended February 29, 2024 and February 28, 2023, respectively, an increase of $889,143.

For the Three Months Ended February 29, 2024 Compared to the Three Months Ended February 28, 2023

Net sales for the three months ended February 29, 2024 and February 28, 2023 were $6,469,343 and $5,656,461, respectively. Net sales for the three months ended February 29, 2024 increased by $812,882 or 14.4%, as compared to the three months ended February 28, 2023, due to the increase in marketing campaign spend and strength in our sales channels for AXIL products.

For the three months ended February 29, 2024, the overall cost of sales increased by $407,041 or 28.3%, as compared to the three months ended February 28, 2023, which was also primarily due to the relative increase in sales of the Company’s products. Cost of sales as a percentage of net revenues for the three months ended February 29, 2024 was 28.5% as compared to 25.4% for the comparable period in 2023. The marginal increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in transportation costs. The Company will continue to work to increase efficiencies in procurement and logistics.

Gross profit for the three months ended February 29, 2024 and 2023 was $4,624,326 and $4,218,485, respectively. Gross profit as a percentage of sales for the three months ended February 29, 2024, was 71.5% as compared to 74.6% for the comparable period in 2023. The decrease in the gross profit margin for the nine months ended February 29, 2024 was primarily attributable to an increase in sales of lower margin products in both our segments, partially offset by a decrease in discounts in our sales of AXIL products.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses increased by $726,308 or 18.1% from $4,001,897 in the three months ended February 28, 2023 to $4,728,205 in the three months ended February 29, 2024. Operating expenses as a percentage of net revenues for the three months ended February 29, 2024, were 73.1% compared to 70.7% for the three months ended February 29, 2024. The increase in operating expenses related primarily to a net increase in advertising and marketing expenses of $225,566 for expansion of current marketing campaigns and costs attributable to new product awareness, and a net increase of $336,235 for professional and consulting expenses and to enhance existing business processes. General and administrative costs increased by $296,440 primarily due to an increase in public related costs associated with our Uplist Transaction. This increase was partially offset by the optimization of our workforce resulting in an overall reduction of $131,933 for compensation and related taxes for the three months ended February 29, 2024 as compared to three months ended February 28, 2023.

Loss from operations for the three months ended February 29, 2024 was $103,879 compared to income of $216,588 for the three months ended February 28, 2023. The decrease in income from operations of $320,467 or (148.03%) was primarily related to the increase in operating costs related to our Uplist Transaction and expanded marketing campaign as well as the increased sales of lower margin products partially offset by a decrease in discounts.

For the three months ended February 29, 2024 provision for income taxes amounted to a benefit of $827,436 that was related to the reversal of fiscal year ended May 31, 2023 income tax liability due to filing of the federal and state tax returns, as well as additional net operating losses which can offset current year income tax liability. In addition, there are remaining net operating losses that created a deferred tax asset which management believes are fully realizable. For the three months ended February 28, 2023, provision for income tax expense was $59,547.

As a result of the above, we reported a net income of $781,091 and $162,048 for the three months ended February 29, 2024 and three months ended February 28, 2023, respectively, an increase of $619,043 or 382.0%.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we earned a net income in the nine months ended February 29, 2024, we have incurred operating losses in the past. We currently expect to earn net income during the current fiscal year ending May 31, 2024. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL & Associated Brands’ assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of AXIL & Associated Brands’ assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended February 29, 2024 was $339,323, attributable to a net income of $1,953,618, items of adjustments to depreciation and amortization, bad debts, gain on settlement, benefit for deferred income taxes and stock based compensation that total $87,894. There were favorable changes in accounts payable and accrued expenses of $1,061,420 and prepaid expenses and other current assets of $145,032 offset primarily by an increase of inventory of $2,131,429.

Net cash flows provided by operating activities for the nine months ended February 28, 2023 was $2,319,976, attributable to net income of $1,064,475, depreciation and amortization of $66,944, provision for bad debts of $13,782, stock based compensation expense of $155,067, gain on settlement of debt of $50,500, and net change in operating assets and liabilities of $1,070,209 primarily due to an increase in accounts receivables, increase in prepaid expenses, increase in security deposit offset by a decrease of inventory, an increase in accounts payable, increase in other current liabilities and increase in contract liabilities.

Investing Activities

Net cash flows used in investing activities for the nine months ended February 29, 2024 was $80,192 due to the purchase of property and equipment for the Company’s business. For the nine months ended February 28, 2023, net cash flows provided were $1,000,764, attributable to the cash received from acquisition of the AXIL & Associated Brands business and partially offset by the purchase of property and equipment of $65,650 during the same period.

Financing Activities

Net cash flows used in financing activities for the nine months ended February 29, 2024 was $204,246, and were for repayment of equipment financing and note payable, and a prepayment made to a related party. Net cash flows provided by financing activities for the nine months ended February 28, 2023, amounted to $485,861, primarily resulting from the Company’s capital raise of $447,850 pursuant to a private placement of shares of common stock, including receipt of $63,008 in related party loans, and repayment of loans that totaled $24,997.

During the nine months ended February 29, 2024, the Company has various financed items and has debt outstanding in order to run the Company’s business operations.

As of February 29, 2024, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $147,150, with a maturity date of May 18, 2050. The Company continues to pay interest on the loan.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. In addition, pursuant to a voting agreement, effective June 16, 2022, with AXIL & Associated Brands and Intrepid Global Advisors, Inc., we are subject to certain limitations on our ability to sell our capital stock until June 2024. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. We do not have any plans to seek additional financing at this time and anticipate that our existing cash equivalents and cash provided by operations will be sufficient to meet our working capital requirements. However, if the need arises for additional cash, there can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

As of February 29, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three and nine months ended February 29, 2024, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on this evaluation of disclosure controls and procedures as of February 29, 2024, our CEO and CFO concluded that our disclosure controls and procedures were not effective.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of February 29, 2024 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of February 29, 2024, our internal control over financial reporting was not effective based on those criteria.

Remediation

The Company plans to initiate measures to improve the effectiveness of the internal controls over financial reporting and disclosure controls and procedures. We are working with a third-party to enhance the reporting in our accounting systems, as well as increase the level of review when any non-routine accounting entry is proposed. The Company hired additional accounting personnel during the period ended February 29, 2024, to oversee the financial close and reporting process. The Company plans to hire additional staff to aid in segregation of duties to continue to improve our internal controls in the coming fiscal year. We have also started to develop an internal control structure and identify key procedures for financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and we are currently in the process of documenting our internal control policies and procedures. During the period ended February 29, 2024 we adopted written policies and procedures that were distributed to employees for review and approval by the Board, and we anticipate will be fully implemented during the fiscal year ending May 31, 2024. In addition, the Company has adopted controls related to corporate governance, including a Code of Business Conduct and Ethics that applies to all of our employees, including our CEO and CFO, and to the Board.

Changes in Internal Control over Financial Reporting

Other than as described under “Remediation” above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended February 29, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our management is currently taking corrective action to remedy the internal control weaknesses. See section entitled “Remediation” above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition, or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will have a material adverse effect on our business, operating results, financial condition, or cash flows.

Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the third quarter.

On March 5, 2024, the Board approved and the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for the aggregate cash consideration of $1,246,489.50. Following the repurchase, 42,251,750 shares of Series A Preferred Stock remained outstanding. The Company funded the repurchase through cash on hand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) None.

(c) During the quarter ended February 29, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.6	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1*	First Amendment to the 2022 Equity Incentive Plan of Reviv3 Procare Company, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2024).
10.2	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and Teton 360, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024).
10.3	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and L Grant Foster TTEE - The Williams Family Irrevocable Trust (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: April 9, 2024

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Monica Diaz Brickell
Monica Diaz Brickell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)