Form 10-K
period 2024-05-31
Axil Brands, Inc.
filed 2024-08-15
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2024

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

As of November 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,428,114.95. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 6, 2024
Common Stock	6,393,939

Documents incorporated by reference: None

-i-

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations, including expected growth; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, interest rate changes, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and the Israel-Hamas conflict and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, Israel-Hamas conflict and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters; our ability to remediate the material weaknesses in our internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing and the risk that the increase in the stock price following the recent reverse stock split will not be maintained or that the reverse stock split will not otherwise have its intended effect.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “can,” “may,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “plan,” “design,” “potential,” “focus” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this annual report.

The terms “we,” “us,” “our,” “AXIL,” and “the Company” refer to AXIL Brands, Inc. and, where applicable, its consolidated subsidiary.

-ii-

This report also contains estimates and other statistical data obtained from publicly available information, including industry publications, relating to market size and growth and other data about our industry. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical data and industry data are reliable, we have not independently verified the data. We have not sought the consent of the sources to refer to their reports appearing or incorporated by reference in this report. We did not commission any third party for collecting or providing data used in this report.

-iii-

PART I

ITEM 1. BUSINESS.

General

AXIL is engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries and professional quality hair and skin care products under various trademarks and brands. The Company is not, and has not been at any time, a shell company. On June 16, 2022 we completed the acquisition of substantially all of the assets of Axil & Associated Brands Corp. (“A&A”), a leader in hearing and audio enhancement and protection. Effective February 14, 2024, the Company changed its name from “Reviv3 Procare Company” to “AXIL Brands, Inc.” We operate on a fiscal year ending May 31.

Our Segments

Following the A&A acquisition, we conduct our business through two operating segments: hearing enhancement and protection, and hair care and skin care. See Note 15 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers and retaining existing customers to increase our total revenue. For the fiscal year ended May 31, 2024, the hearing enhancement and protection segment and the hair care and skin care segment accounted for approximately 95.0% and 5.0% of our revenue, respectively.

Our Strategy

The Company's strategy centers on driving growth by expanding market share within existing channels and developing new ones through both online and traditional platforms. The Company’s primary focus is optimizing its e-commerce strategies, building sales teams to meet the needs of distribution channels, and enhancing value through strategic partnerships.

The Company is in the early stages of executing its geographic expansion into new markets. The Company’s innovation strategy continues to prioritize technological improvements in the hearing enhancement and protection sector. The Company is researching and analyzing potential new verticals to identify and prioritize product investments that will support our expansion into new markets while continuing to serve our existing target markets effectively.

Hearing Enhancement and Protection Segment

Following the June 16, 2022 A&A acquisition and under the AXIL and related brands, we create high-tech, innovative hearing and audio enhancement and protection products to provide cutting-edge solutions for people with varied applications across many industries, including ear plugs, ear muffs and ear buds. Following the acquisition, the Company shifted its primary business focus to the sale of our premium audio enhancement and protection products sold under the AXIL brand. The Company designs, innovates, engineers, manufactures, markets and services specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. We distribute our products through direct-to-consumer eCommerce channels and local, regional, and national retail chains. We serve the sporting goods market, military, federal agents, law enforcement, tactical, fitness, outdoor, industrial, sporting, and stadium events. We focus primarily on the U.S. markets, followed by Canada, Europe, Australia, New Zealand, and Africa.

Currently, through our hearing protection and enhancement segment, we produce 22 products with 38 different stock keeping unit (“SKUs”) and have plans to continue expanding the product lines. The product line includes ear buds, ear muffs, ear plugs, and outdoor speakers. Some of the products incorporate Bluetooth technology that we continually develop to enhance the hearing experience while protecting the ears. AXIL engages product design services to align consumer preferences with the brand image, ensuring that all product lines will correlate. The majority of sales occur through direct-to-consumer via www.goaxil.com, third party platforms, dealers and distributors. Our intellectual property portfolio in this segment includes 2 trademarks and 3 active patents globally. For more information about our intellectual property see “Intellectual Property” below.

Our products in this segment include GS Extreme® sound enhancement and hearing protection ear buds with Bluetooth functionality, XCOR® True Wireless, digital ear buds with touch control, TRACKR™ Blu advanced sound enhancement, hearing protection, and Bluetooth audio earmuffs and X-PRO passive ear protection.

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

Hearing Enhancement and Protection Marketing and Sales:

The Company is growing the business as it continues to enter into new distribution and licensing agreements. There is focus on public safety and security markets, as well as entertainment venues. Sales are primarily driven by paid advertising, the expansion of our distribution network, and strategic partnerships, with continued growth expected. The Company continues to expand our marketing footprint in organic social, affiliate, and search engine optimization. The Company has increased its focus on opportunities in domestic and international distribution and retail sales and is allocating resources to expand its sales team, based on capital performance and available opportunities.

Hearing Enhancement and Protection Competition:

The hearing enhancement and protection products are in a distinct market that overlaps between the consumer electronics and the hearing protection device sectors. We believe the global hearing protection devices market is growing due to the greater awareness of hearing loss. According to the Center for Disease Control and Prevention, 53% of noise-exposed workers report not wearing hearing protection. Demand for innovative products for hearing protection is rising as consumers seek devices that are both comfortable and offer superior hearing protection.

The hearing protection and enhancement segment competes with ISOtunes, Walker’s, SureFire, Sordin and others. Many of our competitors in this market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research and development, and other resources. We believe our principal competitive advantages include: brand recognition; product technology and innovation; product quality and safety; price; breadth of product lines; network of technology and content partners; access to third party retailers; sales channels, distributors, retailers and OEM partners; and patent protection.

Hair Care and Skin Care Segment

Our hair care and skin care business consists of manufacturing, marketing, sale and distribution of professional quality hair and skin care products under various trademarks and brands and has adopted and used trademarked products for distribution throughout the U.S., Canada, Europe and Asia pursuant to the terms of 12 exclusive distribution agreements with various parties throughout our targeted markets. Our manufacturing operations are outsourced and fulfilled through our co-packers and manufacturing partners.

Currently, we produce 8 products with 16 SKUs and plan to expand our product lines in the foreseeable future. Our intellectual property portfolio in this segment includes no patents and 1 trademark globally. For more information about our intellectual property see “Intellectual Property” below.

Our primary focus in the hair and skin care segment is to expand our distribution and salon sales through new and existing domestic and international distributors. We are maintaining our emphasis on direct-to-consumer marketing through our e-commerce site and various third-party online platforms. Additionally, we are exploring new revenue opportunities, including co-branding and private-label manufacturing.

Hair Care and Skin Care Marketing and Sales:

The Reviv3 Procare brand stands for skin health and benefits of healthy scalp and hair follicles. Currently, we sell our hair and skincare products under the Reviv3 Procare brand which includes 8 distinct products. Our Reviv3 Procare System is a series of products which are meant to be used together or on a stand-alone basis. The hair care products consist of PREP shampoo, PRIME conditioner, and TREAT maintenance care. We also sell an introductory kit which includes all three Reviv3 Procare products. In addition, we have products dedicated to hair treatment and repair. Currently we have 3 products in our treatment and repair line. BOOST is designed to deliver nutrients and increase circulation to the scalp, MEND Deep Hair Repair Mask is designed for added moisture and PROTECT is a heat protectant product to prevent damage from irons and dryers. We also have a stand-alone Thickening Spray for giving hair more volume and body.

Our hair care and skin care unit is focused on expanding our distribution and salon sales through new and existing domestic and international distributors. We are maintaining our emphasis on direct-to-consumer marketing through our e-commerce site and various third-party online platforms. Additionally, we are exploring new revenue opportunities, including co-branding and private-label manufacturing.

Hair Care and Skin Care Competition:

According to Statista, the Beauty & Personal Care market worldwide is projected to generate a revenue of $646.20 billion in 2024. The market is projected to grow at an annual rate of 3.33% from 2024 to 2028. The largest segment within this market is Personal Care, which is expected to reach a market volume of $282.80 billion in 2024.

The hair care and skin care segment competes with Keranique, Zenagen, Revita and others. Many of our competitors in this market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research and development and other resources. We believe our principal competitive advantages include product quality, online marketing, and drug-free solutions for healthy scalp and hair.

Key Customers

For the hearing enhancement and protection segment which accounts for approximately 95% of total revenue, no customers accounted for more than 10% of our net sales in the fiscal year ended May 31, 2024. Approximately 91% of our sales were direct-to-consumer via Shopify and Amazon for the fiscal year ended May 31, 2024.

As is customary in the industry, none of our customers is under any obligation to continue purchasing products from us in the future.

Key Suppliers

Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2024, for our hearing enhancement and protection segment, 87% of our total purchases were from one vendor, and for our hair care and skin care segment, 97% of our total purchases were from two vendors, including 77% from one and 20% from another. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Our relationships with our vendors allowed us to maintain a competitive in-stock position.

Customer Service and Support

Key elements of our customer service approach are listening to customers, empathizing with their concerns, responding timely to their requests, and following up with them to make sure any issues have been properly addressed. In order to ensure that sufficient quality of service is provided, we use a customer service platform that integrates all of our systems to provide complete and timely data and tracks all support tickets and conversations with customers. Our customer service manager performs regular monthly reviews of performance metrics and reviews processes.

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

At May 31, 2024, we held 3 active U.S. patents and had 3 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2035 and extending through 2038. During the fiscal year ended May 31, 2024, no new U.S. patents were issued to us and no U.S. patents expired. We do not anticipate any expiration of any of our patents in the future years will have a material impact on our business.

We have 3 federally registered trademarks for which we consider to be of material importance to our business The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

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

Human Capital Management

As of May 31, 2024, we had 14 employees all of whom were employed in the United States and none employed outside the United States. None of our employees are covered by collective bargaining agreements or work councils. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

Health and Safety: The health and safety of our employees is of utmost importance to us. We are continuing to enhance our safety program with additional training and internal risk and hazard assessments. We conduct policy and procedure reviews to ensure compliance with health and safety guidelines and regulatory requirements. We provide protective gear (e.g., eye protection, masks, and gloves) as required by applicable standards and as appropriate. Our goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety program.

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

Our Office and Corporate History

Our principal executive office is located at 901 S. Fremont Avenue, Unit 158, Alhambra, California 91803. Our telephone number is (888) 638-8883. Axil Brands, Inc. was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC, which was organized on July 31, 2013.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain websites at reviveprocare.com and www.goaxil.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Any reference to our websites in this Form 10-K is intended to be an inactive textual reference only. Copies of such documents are available in print at no charge to any stockholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 901 S. Fremont Avenue, Unit 158, Alhambra, California 91803.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach. The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity incidents are continuously analyzed and updated. The Company has established controls and procedures, including an Incident Response Plan, that provide for the identification, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. As part of its cybersecurity program, the Company utilizes firewalls, anti-malware, intrusion prevention and detection systems, and access controls. The Company periodically assesses and tests its policies, standards, processes and practices that are designed to address cybersecurity threats and incidents, reports results of such assessments to the Company’s Board of Directors (the “Board”), and periodically makes adjustments to the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct such testing. The Company seeks to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective by implementing a comprehensive risk assessment framework, conducting regular audits, and establishing stringent security protocols and standards for third-party engagements. This approach ensures that potential vulnerabilities are identified and mitigated, thereby protecting the Company’s assets and maintaining robust security throughout its supply chain. The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

Our executive management team is responsible for assessing and managing risks from cybersecurity threats to the Company. In addition, in light of the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assesses the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the full Board regularly on their assessment of the Company’s cybersecurity program and risks. Both the Audit Committee and the full Board receive regular quarterly reports from management on cybersecurity risks and timely reports regarding any significant cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed.

As of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

We currently lease approximately 3,296 square feet of office and warehouse space at 901 S Fremont Avenue, Unit 158, Alhambra, CA 91803 as our principal offices. We lease our offices pursuant to a lease dated November 9, 2022. The term of our lease began on December 1, 2022 and expires on November 30, 2024. Our current monthly base rent is $6,342. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which we expect will include some warehouse facilities, as our business grows.

We also lease office and warehouse space at 120 E. 13065 S. #101, Draper, Utah 84020 of approximately 2,750 square feet, on a month to month lease with current monthly base rent of $4,330, which is used by the hearing protection and enhancement segment. We believe this office and warehouse are in good condition and satisfy our operational requirements.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition, or cash flows. However, the outcome of any litigation is inherently uncertain, and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the NYSE American on February 14, 2024, under the symbol “AXIL.” Prior to that date, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “RVIV.”

Securities outstanding and holders of record

On August 6, 2024, the total common shares issued and outstanding were 6,393,939 and we had 225 stockholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, applicable restrictions in our Articles of Incorporation, applicable restrictions in our Bylaws, contractual limitations, and other factors that our Board deems relevant.

Recent Sales of Unregistered Securities

Under the terms of the Company’s non-employee director compensation arrangements and pursuant to the 2022 Equity Incentive Plan (as amended, the “Plan”), on February 14, 2024, the Company granted each of its three non-employee Board members 5,000 shares of restricted stock for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board.

Effective May 28, 2024, a former officer entered into a Separation Agreement and Release (the “Release”), which includes a standard release of claims and confidentiality and non-disparagement provisions. As consideration for signing the Release, the Company entered into a Consulting Agreement, dated May 28, 2024, with the former officer (the “ Consulting Agreement”), pursuant to which the former officer agreed to provide transition services to the Company through October 31, 2024, unless the Consulting Agreement is terminated earlier. Pursuant to the Consulting Agreement, as compensation for services as a consultant, the former officer was granted 30,000 shares of restricted common stock, which vested upon grant.

In addition, during the first quarter of fiscal year 2025, 10,000,000 shares of the Company’s Series A Preferred Stock were converted into 500,000 shares of common stock.

The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Repurchases

On March 5, 2024, the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for aggregate cash consideration of $1,246,490. This repurchase was approved by the Board. The Company funded the repurchase through cash on hand.

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

As part of the Company’s ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024. In addition, on February 14, 2024, the Company successfully completed efforts to uplist from the over-the-counter, or OTC, markets to the NYSE American stock exchange.

On May 1, 2022, we entered into an Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022 with A&A, a Delaware corporation, and a leader in hearing protection and enhancement products, for the acquisition of both the hearing protection business of A&A consisting of ear plugs and ear muffs, and A&A’s ear bud business. These businesses constituted substantially all of the business operations of A&A. The acquisition was completed subsequently on June 16, 2022. On September 8, 2022, the Company and A&A entered into an amendment to the Asset Purchase Agreement which eliminated the provision in the Asset Purchase Agreement requiring the Company to effectuate a reverse stock split of our common stock and preferred stock pursuant to the Asset Purchase Agreement within a certain period of time.

Effective as of January 16, 2024, the Company effected a reverse stock split of the Company’s issued shares of common stock at a ratio of 1-for-20. The reverse stock split did not affect the total number of shares of common stock that the Company is authorized to issue, and any fractional shares remaining after the reverse stock split were rounded up to the nearest whole share. The accompanying consolidated financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

As a result of the acquisition of A&A’s assets, the Company has two reportable segments: hair care and skin care, and hearing enhancement and protection.

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

Results of Operations

For the fiscal years ended May 31, 2024 and 2023

Our results of operations are summarized below.

	Fiscal Year Ended May 31, 2024	Fiscal Year Ended May 31, 2023
Net sales	$27,498,539	$23,521,027
Cost of sales	$7,304,602	$5,810,216
Gross profit	$20,193,937	$17,710,811
Total operating expenses	$18,690,557	$15,726,600
Income from operations	$1,503,380	$1,984,211
Net income after tax	$2,003,134	$1,824,575

Net sales increased by $3,977,512 or 17% for the fiscal year ended May 31, 2024, as compared to the fiscal year ended May 31, 2023, primarily due to the increase in sales initiatives in our hearing protection and enhancement segment.

Cost of sales includes primarily the cost of products and freight-in costs. For the fiscal year ended May 31, 2024, the overall cost of sales increased by $1,494,386 or 26%, as compared to the comparable period in 2023 due to increases in our branding and marketing initiatives which increased our sales, thereby leading to an increased cost of sales. Cost of sales as a percentage of net revenues for the fiscal year ended May 31, 2024 was 26.6% as compared to 24.7% for the comparable period in 2023.

Gross profit, as a percentage of sales, for the fiscal years ended May 31, 2024 and 2023 was 73.4% and 75.3%, respectively. The decrease in gross profit, as a percentage of sales, was primarily attributable to costs associated with expansion into new retail and distribution channels.

Operating expenses are costs related to marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses for the fiscal years ended May 31, 2024 and 2023 were $18,690,557 and $15,726,600, respectively. Operating expenses as a percentage of net revenues for the fiscal year ended May 31, 2024 were 68.0% as compared to 66.9% for the comparable period in 2023. Operating expenses increased by $2,963,957 or 18.8% due to an increase in marketing and selling expenses of $1,773,848 as a result of costs for displaying our products through various advertising platforms. The remaining $1,190,109 increase was attributable to an increase in professional and consulting expenses of $1,168,506, including expenses related to our listing on NYSE American, partially offset by a decrease of $381,908 in compensation and general and administrative expenses.

Income from operations for the fiscal years ended May 31, 2024 and 2023 was $1,503,380 and $1,984,211, respectively. The year over year decrease in income from operations of $480,831 was primarily driven by increased operational expenses relating to the listing on NYSE American.

Other income for the fiscal years ended May 31, 2024 and 2023 was $279,549 and $71,277, respectively. The year over year increase in other income of $208,272 was primarily driven by an increase in interest income of $175,756 and an increase in gain on debt settlement of $28,682.

Net income after tax for the fiscal years ended May 31, 2024 and 2023 was $2,003,134 and $1,824,575, respectively. The increase of $178,559 for the fiscal year ended May 31, 2024 was primarily related to the tax benefits recognized in relation to the utilization of accumulated tax losses.

Liquidity and Capital Resources

We are currently engaged in our product sales and development. Although we earned net income in the fiscal years ended May 31, 2024 and 2023, we have incurred operating losses in the past. We currently expect to continue to earn net income during the current fiscal year ending May 31, 2025. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of A&A’s assets, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product lines, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, including those resulting from the purchase of A&A’s assets in June 2022, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Cash Flows For the Fiscal Years ended May 31, 2024 and 2023

The following table provides detailed information about our net cash flows:

	For the Fiscal Year Ended May 31, 2024	For the Fiscal Year Ended May 31, 2023
Cash Flows
Net cash provided by operating activities	$2,677	$2,918,136
Net cash provided by (used in) investing activities	(160,525)	1,000,764
Net cash provided by (used in) financing activities	(1,432,756)	540,051
Net increase (decrease)	$(1,590,604)	$4,458,951

Operating Activities

For the Fiscal Years ended May 31, 2024 and 2023

Net cash provided by operating activities for the fiscal year ended May 31, 2024 was $2,677, attributable to a net income of $2,003,134 which was primarily driven by product revenues. This was augmented by non-cash items such as depreciation and amortization expense of $130,610, bad debts of $25,471, inventory obsolescence of $46,895, stock-based compensation of $267,183, and favorable changes in accounts payable and other current liabilities of $142,470. The net cash provided by operating activities was offset by a decrease in operating assets and liabilities of $2,302,317 primarily due to an increase in inventory, prepaid expenses, and accounts receivable and decrease in contract liabilities and a non-cash gain on debt settlement of $79,182.

Net cash provided by operating activities for the fiscal year ended May 31, 2023 was $2,918,136, attributable to a net income of $1,824,575 which was primarily driven by the A&A asset acquisition and increased product revenues. This was augmented by non-cash items such as depreciation and amortization expense of $95,179 due to assets and intangibles acquired on acquisition, bad debts of $76,969 as related to the greater number of customers from the AXIL brand sales, inventory changes of $353,985 as higher levels from the new business line, stock-based compensation of $207,342, favorable changes in accounts payable, contract and current liabilities of $1,235,788. The net cash provided by operating activities was offset by a net decrease in operating assets and liabilities of $825,203 primarily due to an increase in prepaid expenses and accounts receivable and decrease in customer deposits and a non-cash gain on debt settlement of $50,500.

Investing Activities

For the Fiscal Years ended May 31, 2024 and 2023

The Company invested $138,445 in the purchase of property and equipment and $22,080 in the purchase of intangibles during the fiscal year ended May 31, 2024. The Company invested $65,650 in the purchase of property and equipment and acquired $1,066,414 of cash as part of the A&A asset acquisition during the fiscal year ended May 31, 2023.

Financing Activities

For the Fiscal Years ended May 31, 2024 and 2023

Net cash used in financing activities for the fiscal year ended May 31, 2024 was $1,432,756 primarily attributable to the cash paid for the repurchase of preferred stock of $1,246,490 and repayment of the equipment loan, note payable and related party loan of $186,266.

Net cash provided by financing activities for the fiscal year ended May 31, 2023 was $540,051 primarily attributable to the cash proceeds of $447,850 for the common stock issuance and $132,620 advances from a related party, partially offset by repayments of equipment financing and repayment of note payable that totaled $40,419.

As of May 31, 2024, we had the following secured loan outstanding, administered pursuant to the CARES Act: an Economic Injury Disaster Loan (“EIDL”) in the principal amount of $150,000. The Company continues to pay interest on the loan.

During June 2022, we acquired assets of A&A, a leader in hearing protection and enhancement products, including the acquisition of both the hearing protection business of A&A, consisting of ear plugs and ear muffs, and A&A’s ear bud business. We purchased the business pursuant to issuances of common stock and preferred stock.

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

Off-Balance Sheet Arrangements

As of May 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of lease liabilities and related right of use assets, the value of stock-based compensation, valuation of deferred tax assets, contract liability, allowance on sales returns, business combinations, segment reporting and the fair value of non-cash common stock issuances. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others:

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

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to the hearing protection and enhancement segment and hair care and skin care segment products, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

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

As of May 31, 2024 and May 31, 2023, contract liabilities amounted to $1,385,841 and $1,433,048, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,251,710 and $1,320,401, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $130,201 and $112,647, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years. Approximately $771,180 is expected to be recognized in year 1, $420,630 is expected to be recognized in year 2, and $59,900 is expected to be recognized in year 3. Contract liabilities associated with gift cards purchased by customers amounted to $3,930.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on this evaluation of disclosure controls and procedures as of May 31, 2024, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of May 31, 2024 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of May 31, 2024, our internal control over financial reporting was not effective based on those criteria due the material weaknesses in our internal control over financial reporting as described below.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses in our internal control over financial reporting: (1) insufficient number of qualified accounting personnel governing the financial close and reporting process, (2) lack of independent directors, and (3) lack of proper segregation of duties.

We have established an audit committee to oversee our financial reporting, internal controls, audit oversight, compliance, risk management, and policies, including whistleblowing and ethics. To enhance segregation of duties and reporting processes, we have added additional staff.

The Company has initiated measures to improve the effectiveness of the internal control over financial reporting and disclosure controls and procedures. We have established an audit committee to oversee our financial reporting, internal controls, audit oversight, compliance, risk management, and policies, including whistleblowing and ethics. To enhance segregation of duties and reporting processes, we have added additional staff and may hire additional staff in the near future. We have also engaged a third-party to enhance the reporting in our accounting systems, as well as increase the level of review when any non-routine accounting entry is proposed. We continue to develop our internal control structure and identify key procedures for financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and document our internal control policies and procedures. We have also adopted written policies and procedures and established controls related to corporate governance, including adopting a Code of Business Conduct and Ethics that applies to all of our employees, including our CEO, CFO, and Board.

Despite the measures described above, we anticipate continued material dependence on third parties for accounting and consulting services in the foreseeable future.

Each identified material weakness in internal control over financial reporting will not be considered remediated until the applicable controls have been in operation for a sufficient period of time for our management to conclude that such material weakness has been remediated. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. No assurance can be made that our remediation efforts will be completed in a timely manner or that the updated controls and procedures associated with such efforts will be deemed adequate after being subjected to testing.

The material weaknesses in internal control over financial reporting described above resulted in an elevated risk that a material misstatement of our annual or interim financial statements would not be prevented or detected by other compensating controls. Notwithstanding the identified material weaknesses, we believe the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended May 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, other than steps that our management has taken to remedy the internal control weaknesses as described in the section entitled “Material Weaknesses in Internal Control Over Financial Reporting” above.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended May 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2024 Annual Meeting of Stockholders

The Company’s 2024 Annual Meeting of Stockholders is scheduled to be held on December 18, 2024. Stockholders of record as of October 23, 2024 will be entitled to receive notice of, and vote at, the 2024 Annual Meeting of Stockholders. As the Company did not hold an annual meeting of stockholders during 2023, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2024 Annual Meeting of Stockholders are required to be submitted to the Company by September 20, 2024, which the Company has determined is a reasonable time before it begins printing and sending its proxy materials.

In addition, since the Company did not hold an annual meeting of stockholders during 2023, in accordance with the Company’s Bylaws, stockholder nominations of director candidates and stockholder proposals to be presented at the 2024 Annual Meeting of Stockholders, but not submitted for inclusion in the Company’s proxy materials, are required to be delivered to the Secretary of the Company at the Company’s principal executive offices not earlier than the close of business on September 19, 2024 and not later than the close of business on October 19, 2024. The Bylaws specify the information that is required to accompany any such stockholder notices.

In addition to satisfying the foregoing requirements under our Bylaws, including advance notice of director nominations, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth any additional information required by Rule 14a-19 under the Exchange Act no later than October 21, 2024. Such notice may be mailed to our Secretary at our principal executive offices.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Directors and Executive Officers

The Board is divided into three classes: Class I, Class II and Class III. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected and such director’s successor is elected and qualified, or until such director’s earlier death, resignation, disqualification or removal from office.

The names, ages and positions of our present directors are set forth below:

NAME	AGE	DIRECTOR CLASS	POSITION
Jeff Toghraie	57	Class III director, with a term expiring at the 2024 annual meeting of stockholders	Chief Executive Officer and Chairman

Jeff Brown	42	Class III director, with a term expiring at the 2024 annual meeting of stockholders	Chief Financial Officer, Chief Operating Officer, and Director

Manu Ohri	68	Class II director, with a term expiring at the 2025 annual meeting of stockholders	Director

Peter Dunne	83	Class II director, with a term expiring at the 2025 annual meeting of stockholders	Director

Nancy Hundt	56	Class I director, with a term expiring at the 2026 annual meeting of stockholders	Director

The names, ages and positions of our executive officers are set forth below:

NAME	AGE	POSITION
Jeff Toghraie	57	Chief Executive Officer and Chairman

Jeff Brown	42	Chief Financial Officer, Chief Operating Officer, and Director

Donald Starace*	70	President

* Mr. Starace retired from the Company effective August 12, 2024. Mr. Starace’s decision to retire was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Background of executive officers and directors

Jeff Toghraie – Chief Executive Officer and Chairman of the Board of Directors

Jeff Toghraie has served as our Chief Executive Officer and as a member of and chairman of our Board since June 2015. Mr. Toghraie joined Intrepid Global Advisors in October 2010 and is a managing director and principal of that firm. Mr. Toghraie has been involved with various privately held development stage companies as a director and/or in advisory positions for more than 20 years.

Mr. Toghraie brings more than 20 years of experience in our industry. His background working with development stage companies and vast business and operational experience, provide us with the expertise to implement complex and innovative strategies and makes him uniquely suited to serve on our Board.

Jeff Brown – Chief Financial Officer, Chief Operating Officer, and Director

Jeff Brown has served as our Chief Financial Officer since May 2024 and Chief Operating Officer since March 2017 and as a member of our Board since February 2024. Prior to that, from July 2016 to March 2017, Mr. Brown held consulting positions at Polar Solar Inc., a company responsible for making commercial solar panels available to the residential market, and Mind Fitness Lab, a technology company that developed and distributed mobile applications for mental health professionals. From June 2012 until July 2015, he was the President of RNA Pro, a company that distributed agricultural supplements. He holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in political science from University of California, Irvine.

Mr. Brown brings over 15 years of operational experience in our industry. His experience, deep industry knowledge, and comprehensive understanding of the execution and operational needs of a fast-growing business allow him to provide targeted and forward-thinking insight to our Board.

Donald Starace – President

Donald Starace previously served as our President from February 2015 to August 12, 2024. Mr. Starace has over forty years of dedicated service in the beauty industry. Mr. Starace started his career in some of New York’s most prestigious salons, followed by ten years at Nioxin Research Labs and subsequently Proctor & Gamble in Sales and Education. Mr. Starace owned and operated various businesses through his career including roles in starting the Bank of New Jersey. He was one of the initial investors for the bank and was very influential in raising capital. He also facilitated bringing Taiff (Brazil) professional appliances to the hair industry in the U.S. and Canada. Mr. Starace also previously served as a member of the Board of Adjustments for the Borough of Fort Lee, New Jersey.

Peter Dunne – Director

Peter Dunne has been a member of our Board since February 2024. From March 2010 until December 2023, Mr. Dunne served as president of Peter Dunne Investments, LLC, a corporate advisory firm, where he served as an advisor and consultant to several U.S. and international firms on the viability of entering the Asia markets. Prior to heading his international consulting firm, Mr. Dunne acted as a transactional advisor to many high-profile mergers and acquisitions including the financing and development of the Forum at Caesars Palace in Las Vegas, the acquisition of the Ralph Lauren headquarters in New York City, the acquisition of the Beverly Wilshire Hotel, and the acquisition of the Four Seasons Hotels in New York and Milan. He holds a bachelor’s degree in business administration from St. John’s University.

Mr. Dunne brings more than 20 years of experience in strategic planning. Mr. Dunne’s extensive involvement in strategic planning across a variety of domestic and international consumer and retail industries brings a unique and valuable perspective to our Board.

Manu Ohri – Director

Manu Ohri has been a member of our Board since February 2024. Mr. Ohri provides consulting and advisory services to various companies. Mr. Ohri previously served as chief financial officer of GT Biopharma, Inc. (Nasdaq: GTBP), a clinical stage biopharmaceutical company, from February 2022 to June 2024. Prior to that, from January 2010 to December 2016, Mr. Ohri served as a management consultant for Anarjay Concepts, Inc., where he provided management consulting and business advisory services to privately-held and publicly traded companies. From January 2017 until June 2019, Mr. Ohri served as chief financial officer and as a member of the board of directors of ToughBuilt Industries, Inc., which designs and distributes tools and accessories to the home improvement community and the building industry. Mr. Ohri is a Certified Public Accountant and Chartered Global Management Accountant with over seven years of experience with Deloitte, LLP and PricewaterhouseCoopers, LLP. He holds a master’s degree in business administration from the University of Detroit and a bachelor’s degree in commerce from the University of Delhi. Mr. Ohri previously served as a director of Shengda Network Technology, Inc.

Mr. Ohri has over 30 years of experience working with boards of directors and financial institutions and with compliance with U.S. and international financial accounting and reporting standards, investor relations, mergers and acquisitions, strategic planning, and team-building and project management. He brings to our Board a diverse set of skills, experience, and industry knowledge.

Nancy Hundt – Director

Nancy Hundt has been a member of our Board since May 2015. She has served as chief operating officer of Academy Optical, Inc., a prescription eyewear retailer, since February 2019. Prior to that, from September 2009 to February 2019, Ms. Hundt served as director of operations for Academy Optical, Inc. Additionally, Ms. Hundt has served as a representative of the American Board of Opticianry, an optical industry retail group, since October 1991.

Ms. Hundt brings to our Board more than 30 years of strategic planning and advising experience in the retail industry. She has a diverse background as a consultant and retail sales expert, and she has a strong understanding of our business strategy.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past 10 years.

Board Committees

Our Board currently consists of five directors, one of whom is female. Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each member of each standing committee of our Board qualifies as an independent director in accordance with the applicable rules of the SEC and NYSE American. Each standing committee operates pursuant to a written charter adopted by our Board, each of which is posted on the Investor Relations section of our website at www.goaxil.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The following table provides current committee membership for each of the committees of the Board as of August 6, 2024:

Name	Audit	Compensation	Nominating and Corporate Governance
Jeff Toghraie
Jeff Brown
Peter Dunne	X	X	X*
Nancy Hundt	X	X*	X
Manu Ohri+	X*	X	X

* Committee chairperson.

+ Audit committee financial expert.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, employees, and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The full text of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website at www.goaxil.com. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or the Audit Committee or the Nominating and Corporate Governance Committee of the Board, and will be disclosed on our website. In addition, any such amendment or waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations, including the rules of the NYSE American, which currently require a Form 8-K to be filed disclosing any waiver of the Code of Business Conduct and Ethics for directors and officers.

Indemnification

Our Amended and Restated Certificate of Incorporation and our Bylaws, subject to certain provisions of Delaware Law, contain provisions which require or allow us to indemnify any person against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with service to us if it is determined that person acted in good faith and in a manner which such person reasonably believed was in the best interest of the Company. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based on solely a review of these reports filed with the SEC, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended May 31, 2024, except for a Form 4 filed by Manu Ohri on February 20, 2024, reporting the February 14, 2024 grant of restricted stock.

Stockholder Nominations and Other Business

In February 2024, the Company’s Bylaws were amended to, among other things, establish procedures for stockholders to provide the Company with advance notice nominations of directors and proposals for matters they intend to bring up at a stockholder meeting.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2024, and 2023, to our named executive officers (each, an “NEO”), who, for the fiscal year ended May 31, 2024, were Jeff Toghraie, our Chief Executive Officer and Chairman (Principal Executive Officer), Jeff Brown, our Chief Operating Officer and Chief Financial Officer and Monica Diaz Brickell, our former Chief Financial Officer. Ms. Diaz Brickell served as our Chief Financial Officer until April 30, 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeff Toghraie Chief Executive Officer and Chairman	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—
Jeff Brown (3) Chief Operating Officer, Chief Financial Officer, Director	2024	144,000	67,000	—	—	—	—	—	211,000
	2023	98,000	35,000	—	—	—	—	—	133,000
Monica Diaz Brickell(2) Former Chief Financial Officer	2024	151,726	—	—	—	—	—	298,800	450,526
	2023	17,500	—	—	—	—	—	—	17,500

(1)	The value of option awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 10—Stockholders’ Equity to our financial statements included herein.

(2)

Ms. Diaz Brickell became our Chief Financial Officer on April 24, 2023 and left her position on April 30, 2024. Effective May 28, 2024, Ms. Diaz Brickell entered into the Release, which includes a standard release of claims and confidentiality and non-disparagement provisions. As consideration for signing the Release, the Company entered into the Consulting Agreement, dated May 28, 2024, with Ms. Diaz Brickell, pursuant to which Ms. Diaz Brickell agreed to provide transition services to the Company through October 31, 2024, unless the Consulting Agreement is terminated earlier. Pursuant to the Consulting Agreement, as compensation for her services as a consultant, Ms. Diaz Brickell was granted 30,000 shares of restricted common stock, which vested upon grant.

(3)	Mr. Brown became our Chief Financial Officer on May 1, 2024.

Our Chief Executive Officer, Jeff Toghraie, and our Chief Financial Officer and Chief Operating Officer, Jeff Brown, did not have formal employment agreements with the Company in place as of May 31, 2024. Mr. Toghraie is entitled to an annual performance bonus, health benefits and equity awards at the discretion of the Board. Mr. Brown receives a base salary of $144,000 per year and is entitled to annual performance bonus, paid vacation, optional health benefits and equity awards at the discretion of the Board.

As of May 31, 2024, we did not have any retirement, pension, or profit sharing plans for the benefit of our executive officers and directors.

As noted above, the Company entered into a Consulting Agreement with Ms. Diaz Brickell following her departure from the Company, pursuant to which Ms. Diaz Brickell was granted 30,000 shares of restricted common stock, which vested upon grant, as compensation for her post-termination transition services to the Company as a consultant.

Other than the Consulting Agreement with Ms. Diaz Brickell, the Company does not maintain any arrangement with any of the NEOs that would entitle an NEO to any compensation in connection with the NEO’s resignation, retirement or other termination or in connection with a change in control of the Company. In addition, under the Plan, upon the occurrence of a change in control (as defined in the Plan), unless otherwise provided in an award agreement: (i) all outstanding stock options will become immediately exercisable in full; (ii) all outstanding performance shares will vest in full as if the applicable performance conditions were achieved in full, subject to certain adjustments, and will be paid out as soon as practicable; and (iii) all restricted stock will immediately vest in full. Subject to the Plan’s terms, the Compensation Committee or the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards to that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the NEOs as of May 31, 2024:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Jeff Toghraie	5/10/22	135,625	19,375	(1)	1.80	4/20/2032
Jeff Brown	5/10/22	96,250	13,750	(1)	1.80	4/20/2032

(1)	These options vest and become exercisable over time, with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month.

Director Compensation

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended May 31, 2024, which consisted of the value of restricted stock awards of 5,000 shares of the Company’s common stock granted to our non-employee directors during that fiscal year. We did not pay any other compensation to our non-employee directors during the fiscal year ended May 31, 2024. Mr. Toghraie and Mr. Brown do not receive any separate compensation for their services as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Dunne	—	$65,000	—	$65,000
Nancy Hundt	—	$65,000	—	$65,000
Manu Ohri	—	$65,000	—	$65,000

(1)	Reflects the grant date fair value of 5,000 shares of restricted common stock granted to each of our non-employee directors on February 14, 2024, which vest on February 14, 2025, except as otherwise provided in the applicable award notice. The value of stock awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 10—Stockholders’ Equity to our financial statements included herein. As of May 31, 2024, each of the non-employee directors held a total of 5,000 unvested shares of the Company’s restricted common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of August 6, 2024, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, our named executive officers, and our directors and current executive officers as a group. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of August 6, 2024 and to outstanding shares of convertible preferred stock are deemed to be outstanding for computing the percentage ownership of the person holding these options or shares of preferred stock and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership on 6,393,939 shares of our common stock outstanding on August 6, 2024.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Axil Brands, Inc., 901 S. Fremont Avenue, Unit 158, Alhambra, California 91083.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Jeff Toghraie, Chief Executive Officer and Chairman(1)	3,449,538	47.1%
Don Frank Nathaniel Vasquez(2)	1,276,251	20.0%
Shircoo, Inc.(3)	534,510	8.4%

Named Executive Officers and Directors (not otherwise included above):
Jeff Brown, Chief Financial Officer, Chief Operating Officer and Director(4)	125,143	1.9%
Monica Diaz Brickell, Former Chief Financial Officer(5)	30,000	*
Peter Dunne, Director(6)	26,250	*
Nancy Hundt, Director(7)	7,273	*
Manu Ohri, Director(8)	15,001	*
		*
All Current Executive Officers and Directors as a Group (6 persons)(9)	3,668,147	49.4%

* Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)	Based on a Schedule 13D/A filed with the SEC on April 24, 2024 by Jeff Toghraie, Intrepid Global Advisors, Inc. (“Intrepid”), of which Mr. Toghraie is the managing director, and Don Frank Nathaniel Vasquez and a Form 4 filed by Mr. Toghraie with the SEC on April 24, 2024, Mr. Toghraie may be deemed to beneficially own, in the aggregate, 3,449,538 shares of common stock, consisting of 1,246,700 shares of common stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared voting and dispositive power; 1,275,000 shares of common stock held directly by Don Frank Nathaniel Vasquez, over which Mr. Toghraie and Intrepid have shared voting power with Mr. Vasquez, pursuant to a Voting Agreement and Irrevocable Proxy between Mr. Vasquez and Intrepid, pursuant to which Intrepid is authorized to vote and exercise all voting rights with respect to such shares; 155,000 shares of common stock issuable upon the exercise of options held by Mr. Toghraie that are exercisable within 60 days of August 6, 2024; and 772,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared dispositive power. The terms of the Voting Agreement and Irrevocable Proxy will expire on the earlier of: (i) October 17, 2026, (ii) such date and time designated by Intrepid in a written notice to Mr. Vasquez or (iii) the written agreement of Intrepid and Mr. Vasquez to terminate such agreement. The Series A Preferred Stock is convertible into shares of common stock on a twenty-for-one basis, at the option of the holder, at any time after the second anniversary of the date that the Company first issued shares of Series A Preferred Stock, or June 16, 2022; provided, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the rules and regulations thereunder. The principal business office of Intrepid is located at 325 N. Maple Drive, #5114, Beverly Hills, California 90210.

(2)	Based on a Schedule 13D/A filed with the SEC on April 24, 2024 by Jeff Toghraie, Intrepid, and Don Frank Nathaniel Vasquez, Mr. Vasquez has sole voting power over 1,251 shares of common stock, sole dispositive power over 1,276,251 shares of common stock and shared voting power over 1,275,000 shares of common stock with Intrepid and Mr. Toghraie, pursuant to a Voting Agreement and Irrevocable Proxy between Mr. Vasquez and Intrepid, pursuant to which Intrepid is authorized to vote and exercise all voting rights with respect to such shares. The terms of the Voting Agreement and Irrevocable Proxy will expire on the earlier of: (i) October 17, 2026, (ii) such date and time designated by Intrepid in a written notice to Mr. Vasquez or (iii) the written agreement of Intrepid and Mr. Vasquez to terminate such agreement. The principal business address of Mr. Vasquez is 4700 Summerville Lane, Prosper, Texas 75078.

(3)	The principal address of Shircoo, Inc. is 2350 Allview Terrace East, Los Angeles, California 90068.

(4)	Includes 110,000 shares of common stock underlying stock options that are exercisable within 60 days of August 6, 2024.

(5)	Ms. Diaz Brickell, a former executive officer who is listed in the Summary Compensation Table, previously served as Chief Financial Officer until April 30, 2024. The number of shares is based on the Company’s records.

(6)	Includes 5,000 shares of unvested restricted stock, which will vest on February 14, 2025.

(7)	Includes 5,000 shares of unvested restricted stock, which will vest on February 14, 2025.

(8)	Includes 5,000 shares of unvested restricted stock, which will vest on February 14, 2025, and 10,000 shares held by Anarjay Concepts Inc., of which Mr. Ohri is the principal.

(9)	Includes 15,000 shares of unvested restricted common stock, options to purchase 265,000 shares of common stock that are exercisable within 60 days of August 6, 2024, and 772,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock. This group includes all current directors and executive officers as of August 6, 2024, including Mr. Starace.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	268,750	$1.84	981,250
Equity compensation plans not approved by security holders	-	$-	-
Total	268,750	$1.84	981,250

(1)	Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to our Plan as of May 31, 2024. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to the approval of the Plan administrator on or prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Plan’s administrator. The number of shares authorized for issuance under the Plan will not change unless the Plan’s administrator affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. All shares available for future issuance are under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We were previously quoted on the OTCQB market and not listed on a national securities exchange, during which time we were not subject to certain corporate governance requirements that apply to exchange-listed companies. Our common stock began trading on the NYSE American stock exchange on February 14, 2024. As a result, we are now subject to the corporate governance requirements of the NYSE American and apply the rules of the SEC and the NYSE American to evaluate the independence of our directors. In connection with our NYSE American listing, three new directors were appointed to the Board, and the Board determined that, of the five Board members, each of Mr. Dunne, Ms. Hundt, and Mr. Ohri qualified as independent under the NYSE American listing standards. Accordingly, our Board is currently comprised of a majority of directors who qualify as independent directors under the rules adopted by the SEC and NYSE American, and all Board committee members are independent for the purposes of the committees on which they serve. In making such independence determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence.

Related Party Transactions

The following is a description of transactions or series of transactions since June 1, 2022, to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any of our executive officers, directors, director nominees or holders of 5% or more of any class of our voting capital stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect material interest.

The Company’s Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid. Intrepid has, from time to time, provided advances to the Company for working capital purposes. At May 31, 2024, and 2023, the Company had amounts payable to Intrepid of $11,798 and $158,072, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022, as amended effective November 7, 2022, with A&A and Intrepid Global Advisors, we were subject to certain limitations on our ability to sell our capital stock until June 2024.

During the fiscal years ended May 31, 2024 and 2023, the Company paid $231,470 and $218,696, respectively, as consulting fee for product development to Weston T. Harris, a major stockholder of A&A. The Company also paid $146,546 and $126,097, respectively, to immediate family members of the major stockholder as compensation for services relating to packaging design and affiliate marketing during the fiscal years ended May 31, 2024 and 2023. In addition, in March 2024, the Company entered into a repurchase agreement with an entity managed by Mr. Harris, pursuant to which the Company repurchased 142,021,750 shares of Series A Preferred Stock from the entity for an aggregate purchase price of $852,130.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation completed the acquisition of both (i) the hearing protection business of A&A, consisting of ear plugs and ear muffs, and (ii) A&A’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022 and September 8, 2022, by and among the Company, Reviv3 Acquisition Corporation, A&A and certain stockholders of A&A. One of the stockholders of A&A was Intrepid. As of May 31, 2024, Intrepid did not hold any shares of A&A and held approximately 21.26% of the outstanding common stock of the Company (excluding shares of common stock that may be acquired upon the conversion of shares of Series A Preferred Stock).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current Audit Committee was formed in August 2023, at which time the Audit Committee also adopted a new charter. Since the formation of our current Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). Prior to the formation of the Audit Committee, our Board pre-approved all services provided by our independent registered public accounting firm.

Fees

The following table sets forth the fees paid to Salberg & Company, P.A., for the fiscal years ended May 31, 2024 and 2023:

	Fiscal Year Ended May 31, 2024	Fiscal Year Ended May 31, 2023
Audit fees (1)	$126,000	$117,100
Audit related fees (2)	—	700
Tax fees	—	—
All other fees	—	—
Total	$126,000	$117,800

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	These fees relate to audit related consulting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Axil Brands, Inc..

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXIL Brands, Inc. and subsidiary (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

August 15, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328
Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920
www.salbergco.com ● info@salbergco.com
Member National Association of Certified Valuation Analysts ● Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2024	May 31, 2023

ASSETS
CURRENT ASSETS:
Cash	$3,253,876	$4,832,682
Accounts receivable, net	509,835	417,016
Inventory, net	3,394,023	1,311,864
Prepaid expenses and other current assets	809,126	801,360

Total Current Assets	7,966,860	7,362,922

OTHER ASSETS:
Property and equipment, net	260,948	157,463
Deferred tax asset	231,587
Intangible assets, net	309,104	382,674
Right of use asset	36,752	101,845
Other assets	16,895	12,195
Goodwill	2,152,215	2,152,215

Total Other Assets	3,007,501	2,806,392

TOTAL ASSETS	$10,974,361	$10,169,314

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$967,596	$908,606
Customer deposits	154,762	183,688
Equipment payable, current	-	2,200
Contract liabilities- current	905,311	827,106
Notes payable	146,594	172,588
Due to related party	11,798	158,072
Lease liability, current	36,752	65,824
Income tax liability	242,296	230,913
Other current liabilities	332,936	305,664

Total Current Liabilities	2,798,045	2,854,661

LONG TERM LIABILITIES:
Lease liability- long term	-	36,752
Contract liabilities- long term	480,530	605,942

Total Long Term Liabilities	480,530	642,694

Total Liabilities	3,278,575	3,497,355

Commitments and contingencies (see Note 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 42,251,750 and 250,000,000 shares issued and outstanding as of May 31, 2024 and 2023, respectively	4,225	25,000
Common stock, $0.0001 par value: 450,000,000 shares authorized; 5,908,939 and 5,863,939 shares issued, issuable and outstanding as of May 31, 2024 and 2023, respectively	591	586
Additional paid-in capital	7,825,240	10,113,365
Accumulated deficit	(134,270)	(3,466,992)

Total Stockholders' Equity	7,695,786	6,671,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,974,361	$10,169,314

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2024 AND 2023

	2024	2023

Sales, net	$27,498,539	$23,521,027

Cost of sales	7,304,602	5,810,216

Gross profit	20,193,937	17,710,811

OPERATING EXPENSES:
Sales and marketing	13,449,054	11,675,206
Compensation and related taxes	965,931	1,347,839
Professional and consulting	2,589,496	1,420,990
General and administrative	1,686,076	1,282,565

Total Operating Expenses	18,690,557	15,726,600

INCOME FROM OPERATIONS	1,503,380	1,984,211

OTHER INCOME (EXPENSE):
Gain on debt settlement	79,182	50,500
Other income	22,534	16,829
Interest income	182,225	6,469
Interest expense and other finance charges	(4,392)	(2,521)

Other Income (Expense), Net	279,549	71,277

INCOME BEFORE PROVISION FOR INCOME TAXES	1,782,929	2,055,488

Provision (benefit) for income taxes	(220,205)	230,913

NET INCOME	$2,003,134	$1,824,575

Deemed dividend on preferred stock buyback	$1,329,588	$-
Net income available to common shareholders	$3,332,722	$1,824,575

NET INCOME PER COMMON SHARE:
Basic	$0.57	$0.32
Diluted	$0.21	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,868,570	5,644,771
Diluted	16,168,181	17,869,264

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MAY 31, 2024 AND 2023

			Common Stock				Total
	Preferred Stock		Issued/Issuable		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2022	-	$-	2,107,385	$211	$5,476,068	$(5,291,567)	$184,712

Shares issued for acquisition of business	250,000,000	25,000	3,659,195	366	3,982,114	-	4,007,480

Stock options expense	-	-	-	-	207,342	-	207,342

Shares to be issued for cash	-	-	97,359	9	447,841	-	447,850

Net income for the year ended May 31, 2023	-	-	-	-	-	1,824,575	1,824,575

Balance, May 31, 2023	250,000,000	25,000	5,863,939	586	10,113,365	(3,466,992)	6,671,959

Stock options expense	-	-	-	-	204,429	-	204,429

Restricted stock awards	-	-	45,000	5	62,749	-	62,754

Preferred stock buyback	(207,748,250)	(20,775)	-	-	(2,555,303)	1,329,588	(1,246,490)

Net income for the year ended May 31, 2024	-	-	-	-	-	2,003,134	2,003,134

Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2024 AND 2023

	May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,003,134	$1,824,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,610	95,179
Bad debts	25,471	76,969
Inventory obsolescence	46,895	-
Stock-based compensation	267,183	207,342
Gain on debt settlement	(79,182)	(50,500)
Deferred income taxes	(231,587)	-
Change in operating assets and liabilities:
Accounts receivable	(118,290)	(160,277)
Inventory	(2,129,054)	353,985
Prepaid expenses and other current assets	(7,766)	(661,115)
Deposits	-	(3,810)
Accounts payable and accrued expenses	138,172	215,175
Other current liabilities	4,298	630,897
Contract liabilities	(47,207)	389,716

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,677	2,918,136

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on business acquisition	-	1,066,414
Purchase of intangibles	(22,080)	-
Purchase of property and equipment	(138,445)	(65,650)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(160,525)	1,000,764

CASH FLOWS FROM FINANCING ACTIVITIES
Cash raised for common stock to be issued	-	447,850
Repurchase of preferred stock	(1,246,490)	-
Repayment of equipment financing	(2,200)	(3,300)
Repayment of note payable	(25,994)	(37,119)
Advances (payments) from a related party	(146,274)	132,620

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,420,958)	540,051

NET INCREASE (DECREASE) IN CASH	(1,578,806)	4,458,951

CASH - Beginning of year	4,832,682	373,731

CASH - End of year	$3,253,876	$4,832,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,907	$2,521
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for asset purchase agreement	$-	$4,007,480
Right of use assets recognized as lease liability	$-	$131,970
Tangible assets (excluding cash) acquired in business combination	$-	$1,740,729
Intangible assets acquired in business combination	$-	$456,945
Goodwill acquired in business combination	$-	$2,152,215
Liabilities assumed in business combination	$-	$1,408,823

See accompanying notes to these consolidated financial statements.

AXIL BRANDS INC. AND SUBSIDIARY
NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2024 AND 2023

Note 1 – Organization

As part of AXIL Brands, Inc.’s (together with its subsidiary, the “Company,” “we,” “us” or “our”) ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024. Reviv3 was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company’s corporate headquarters are located at 901 S. Fremont Avenue, Unit 158, Alhambra, California 91803. Its phone number is (888) 638-8883. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” (now known as “AXIL Distribution Company”) and in June 2022, completed the acquisition of certain assets of Axil & Associated Brands Corp. (“A&A”). The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio enhancement and protection products that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These products lines are both sold throughout the United States, Canada, Europe and Asia. On February 14, 2024, the Company successfully completed efforts to uplist from the over-the-counter, or OTC, markets to the NYSE American stock exchange (“NYSE American”).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the fiscal years ended May 31, 2024 and 2023 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its consolidated subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

Effective as of January 16, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20, as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not affect the total number of shares of common stock that the Company is authorized to issue and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying consolidated financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers. This revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to the hearing protection and enhancement segment and hair care and skin care segment, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

As of May 31, 2024 and May 31, 2023, contract liabilities amounted to $1,385,841 and $1,433,048, respectively. Contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one to three years was $1,251,710 and $1,320,401, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $130,201 and $112,647, respectively. Our contract liabilities amounts are expected to be recognized over a period of one year to three years. Approximately $771,180 is expected to be recognized in year 1, $420,630 is expected to be recognized in year 2, and $59,900 is expected to be recognized in year 3. Contract liabilities associated with gift cards purchased by customers amounted to $3,930 as of May 31, 2024.

Revenue recognized, during the fiscal year ended May 31, 2023, that was included in the contract liability balance at the beginning of period (acquisition of AXIL) was $391,204

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $1,163,954 and $1,001,261 for the fiscal years ended May 31, 2024 and 2023, respectively.

Marketing, selling and advertising

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the fiscal years ended May 31, 2024 and 2023.

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

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. The following table presents a reconciliation of basic and diluted net income per common share:

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Year Ended
	May 31,	May 31,
	2024	2023

Net income	$2,003,134	$1,824,575
Gain on redemption of preferred shares	1,329,588	-
Income available to common shareholders	$3,332,722	$1,824,575

Weighted average basic shares	5,868,570	5,644,771
Dilutive securities:
Convertible preferred stock	10,030,861	11,952,055
Stock options	268,750	272,438
Weighted average dilutive shares	16,168,181	17,869,264

Earnings per share:
Basic	$0.57	$0.32
Diluted	$0.21	$0.10

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2019.

The Company renewed its lease for its corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease. Please see Note 11 – “Commitments and Contingencies” under “Leases” below for more information about the Company’s leases.

Segment Reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair care and skin care products. See Note 15 – “Business Segment And Geographic Area Information for more information about the Company’s reportable segments.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. The Company adopted the ASU effective June 1, 2024. The adoption of the guidance did not have a material impact on the accompanying consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU effective June 1, 2024. The adoption of the guidance did not have a material impact on the accompanying consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	May 31, 2024	May 31, 2023
Customers receivable	$524,730	$345,264
Merchant processor receivable	78,417	167,232
Less: Allowance for credit losses	(93,312)	(95,480)
Accounts receivables, net	$509,835	$417,016

The Company recorded bad debt expense of $25,471 and $76,969 during the fiscal years ended May 31, 2024 and 2023, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	May 31, 2024	May 31, 2023
Finished Goods	$3,190,344	$1,198,218
Raw Materials	203,679	113,646
Inventory, net	$3,394,023	$1,311,864

At May 31, 2024 and 2023, inventory held at third party locations amounted to $58,242 and $0, respectively. At May 31, 2024 and 2023, there was $15,738 and $135,482 inventory in- transit, respectively. As of May 31, 2024 the Company provided $46,895 as obsolescence reserve on some slow-moving inventory. As of May 31, 2023 there was no slow-moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2024	May 31, 2023
Promotional display racks	2 years	$30,709	$-
Furniture and Fixtures	5 years	5,759	14,598
Computer Equipment	3 years	22,130	33,146
Plant Equipment	5-10 years	264,168	165,778
Office equipment	5-10 years	8,838	-
Automobile	5 years	24,347	15,000
Less: Accumulated Depreciation		(95,003)	(71,059)
Total Property, plant and equipment, net		$260,948	$157,463

Depreciation expense amounted to $34,961 and $20,908 for the fiscal years ended May 31, 2024 and 2023, respectively.

Note 6 – Intangible Assets

The Company acquired intangible assets through the Business Combination. (See Note 13). These intangible assets consisted of the following:

	Estimated Life	May 31, 2024	May 31, 2023
Licensing rights	3 years	$34,024	$11,945
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Less:Accumulated Amortization		(169,920)	(74,271)
Intangible assets, net		$309,104	$382,674

Goodwill arising through the business combination was $2,152,215 at May 31, 2024 and 2023 (see Note 13).

Amortization expense amounted to $95,649 and $74,271 for the fiscal years ended May 31, 2024 and 2023, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	May 31, 2024	May 31, 2023
Credit Cards	$5,734	$833
Royalty Payment Accrual	3,376	8,792
Affiliate Accrual	-	27,673
Sales Tax Payable	231,283	258,023
Accrued Interest	-	10,343
Accrued expenses	92,543	-
Total other current liabilities	$332,936	$305,664

Note 8 – Equipment Payable

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount was $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. The loan was fully paid off during the year ended May 31, 2024. As at May 31, 2024 and 2023, the balance outstanding on the loan was $0 and $2,200, respectively. The Company recorded an interest expense of $500 and $500, associated with the equipment financing during the fiscal years ended May 31, 2024 and 2023, on the loan in the accompanying consolidated financial statements.

Note 9 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable installments of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. The Company received a loan forgiveness for $10,000 during the fiscal year ended May 31, 2022. During the fiscal year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company recorded, on the accompanying consolidated financial statements, and paid interest of $5,776 and $10,342, as of May 31, 2024 and 2023, respectively.

During the fiscal year ended May 31, 2023 the Company obtained insurance financing of $53,337 on the general liability and excess liability insurance policies. The loan has a finance charge of $3,164 and is payable in 10 monthly installments of $5,650 each beginning November 1, 2022. As of May 31, 2024, the loan has been paid off.

Notes Payable as of May 31, 2024 and 2023

	May 31, 2024	May 31, 2023
Insurance Financing	$-	$21,335
Financing charges	-	1,253
Economic Injury Disaster Loan Program (EIDL)	146,594	150,000
Total	146,594	172,588
Less: Current portion	(146,594)	(172,588)
Non-current portion	$-	$-

The amounts of loan payments due in the next fiscal year ended May 31, are as follows:

Total
2025	$146,594
Total	$146,594

Note 10 – Stockholders’ Equity

Shares Authorized

As of May 31, 2024, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share. The total number of shares of common stock that the Company is authorized to issue remained unchanged and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

Effective as of January 16, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20, as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not change the par value of the common stock, modify any voting rights or other terms of the common stock. The total number of shares of common stock that the Company is authorized to issue remained unchanged and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying consolidated financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

Preferred Stock

The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Company is expressly authorized to provide for the issuance of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution adopted by the Board of Directors providing the issuance of such shares. The Board of Directors is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which are convertible into shares of Company Common Stock on a twenty-to-one ratio, post Reverse Stock Split, pursuant to the Asset Purchase Agreement (See Note 13 and Common Stock section below). These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

The holders of shares of Series A Preferred Stock shall have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the Common Stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of Common Stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of Common Stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Corporation or any holder or holders of the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock, into one fully paid and nonassessable share of Common Stock for each 20 shares of Series A Preferred Stock; provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s Common Stock as determined in accordance with Sections 13(d) and (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the applicable rules and regulations thereunder.

The conversion provisions of the Company’s Series A Preferred Stock were proportionately adjusted in connection with the Reverse Stock Split but did not adjust the number of shares issued and outstanding.

On March 5, 2024, the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for the aggregate cash consideration of $1,246,490. Such repurchase was approved by the Company’s Board of Directors. Following the repurchase, 42,251,750 shares of Series A Preferred Stock remain outstanding. The Company recorded a credit of $1,329,588 to the retained earnings, in the accompanying consolidated financial statements, for the difference between the carrying value of the preferred stock repurchased and the cash paid to the stockholders.

As of May 31, 2024 and 2023, 42,251,750 and 250,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Note 10 – Stockholders’ Equity (continued)

Common Stock

As of May 31, 2024, 5,908,939 shares of common stock were issued and outstanding.

45,000 restricted stock awards were issued during the year ended May 31, 2024 (See below).

During the fiscal year ended May 31, 2023, the Company issued 3,659,195 shares of Common Stock, valued at $907,481, as consideration pursuant to the Asset Purchase agreement (See Note 13 and Preferred Stock section above).

During the fiscal year ended May 31, 2023, the Company sold 97,359 shares of Common Stock at $4.60 per share for a total of $447,850 under several private placement agreements.

Stock Options

Effective February 14, 2024, the Board amended the Company’s original 2022 Equity Incentive Plan (as amended, the “Plan”), which was originally approved on March 21, 2022. The effective date of the amended Plan is October 31, 2023. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the Plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

The total number of shares initially authorized for issuance under the Plan was 500,000 shares. The Plan was amended to increase the number of shares authorized for issuance under the Plan to 1,250,000 shares of common stock. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such potential increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

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

The Company utilizes the simplified method to estimate the expected life for stock options granted to employees. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend- yield increased.

Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 265,000 shares of its Common Stock, at an exercise price of $1.80 per share valued at $477,000 and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. As of May 31, 2024, 231,875 of the options were vested.

Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to a former executive officer of the Company, to purchase, in the aggregate, up to 15,000 shares of its Common Stock, at an exercise price of $4.00 per share valued at approximately $60,000 and expiring on October 31, 2032. 3,750 shares vested as of January 29, 2023, and the remaining 11,250 options were forfeited in April 2023 when the executive officer left the Company. The fair value of the 3,750 vested options was $15,000.

The Company computed the grant date fair value using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the fiscal years ended May 31, 2024 and 2023, the Company recorded a stock-based compensation expense of $204,429 and $207,342 respectively, for these options in the accompanying consolidated financial statements.

Note 10 – Stockholders’ Equity (continued)

The Black-Scholes options pricing model used the following assumptions:

	2024	2023
Risk free interest rate	-	4.07%
Expected life	-	6 years
Expected volatility	-	457%
Expected dividend	-	-

The following table summarizes the activity relating to the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding as of June 1, 2022	265,000	$1.80	9.92
Granted	15,000	$4.00	9.68
Exercised	-	-	0
Forfeited	(11,250)	$4.00	9.68
Outstanding as of May 31, 2023	268,750	$1.83	7.81
Granted	-	-	-
Exercised/Forfeited	-	-	-
Less: Unvested at May 31, 2024	(33,125)	$1.80	7.89
Vested at May 31, 2024	235,625	$1.84	7.90

Restricted Stock Awards

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on February 14, 2024, the Company granted each of its three non-employee Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $195,000.

Effective May 28, 2024, a former officer entered into a Separation Agreement and Release (the “Release”), which includes a standard release of claims and confidentiality and non-disparagement provisions. As consideration for signing the Release, the Company entered into a Consulting Agreement, dated May 28, 2024, with the former officer (the “Consulting Agreement”), pursuant to which the former officer agreed to provide transition services to the Company through October 31, 2024, unless the Consulting Agreement is terminated earlier. Pursuant to the Consulting Agreement, as compensation for services as a consultant, the former officer was granted 30,000 shares of restricted common stock valued at $298,800, which vested upon grant.

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the years ended May 31, 2024 and 2023, the Company recorded a stock-based compensation expense related to the restricted stock awards of $62,754 and $0, respectively.

Note 11 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, Leases on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. The Company has a lease agreement in connection with its office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent was $7,567 per month for the first year and increased by a certain amount each year. In November 2022, the Company entered into an extension of the lease for a two-year term beginning December 1, 2022. The rent is $6,098 per month for the first year and will increase by a certain amount the following year.

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

Pursuant to the new standard, the Company recorded an initial lease liability of $235,748 and an initial ROU asset in the same amount in 2019. The Company computed another initial lease liability of $131,970 for the new lease agreement and an initial ROU asset in the same amount which was recorded on books at the commencement of the new lease on December 1, 2022. During the fiscal years ended May 31, 2024 and 2023, the Company recorded a lease expense in the amount of $74,635 and $84,435, respectively. As of May 31, 2024, the lease liability balance was $36,752 and the right of use asset balance was $36,752. A lease term of three years and a discount rate of 12% was used.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2024	May 31, 2023
Right of use assets	$131,970	$131,970
Accumulated reduction	(95,218)	(30,125)
Operating lease assets, net	$36,752	$101,845

Liabilities
Lease liability	$131,970	$131,970
Accumulated reduction	(95,218)	(29,394)
Total lease liability, net	36,752	102,576
Current portion	(36,752)	(65,824)
Non-current portion	$-	$36,752

Note 11 – Commitments and Contingencies (continued)

Maturities of operating lease liabilities were as follows as of May 31, 2024:

Operating Lease
2025	$38,049
Total	$38,049
Less: Imputed interest	$(1,297)
Present value of lease liabilities	$36,752

Contingencies

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition, or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

On November 23, 2020, the Company was served a copy of a complaint filed by Jacksonfill, LLC in the Fourth Circuit Court for Duval County, Florida. The complaint alleged breach of agreement for non-payments for certain products against the Company. On September 2, 2023, Jacksonfill, LLC and the Company settled the dispute in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida per a binding settlement agreement. There is no admission of liability by the Company and on September 27, 2023 the Company paid attorneys on behalf of Jacksonfill, LLC the settlement in the amount of $125,000. The reserve that was provided in the financial statements in excess of the final settlement payment was recorded as a gain on settlement and is included as other income in the amount of $79,182, in the accompanying financial statements.

Note 12 – Related Party Transactions

The Company’s Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes. At May 31, 2024, and 2023, the Company had amounts payable to Intrepid of $11,798 and $158,072, respectively. These advances were short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022 as amended effective November 7, 2022, with A&A and Intrepid Global Advisors, we were subject to certain limitations on our ability to sell our capital stock until June 2024.

During the fiscal years ended May 31, 2024 and 2023, the Company paid $231,470 and $218,696, respectively, as consulting fee for product development to Weston T. Harris, a major stockholder of A&A. The Company also paid $146,546 and $126,097, respectively, to immediate family members of the major stockholder as compensation for services relating to packaging design and affiliate marketing during the fiscal years ended May 31, 2024 and 2023. In addition, in March 2024, the Company entered into a repurchase agreement with an entity managed by Mr. Harris, pursuant to which the Company repurchased 142,021,750 shares of Series A Preferred Stock from the entity for an aggregate purchase price of $852,130.

On June 16, 2022, the Company and its wholly owned subsidiary Reviv3 Acquisition Corporation (now known as AXIL Distribution Company) completed the acquisition of both (i) the hearing protection business of A&A, consisting of ear plugs and ear muffs, and (ii) A&A’s ear bud business pursuant to the Asset Purchase Agreement, dated May 1, 2022, as amended on June 15, 2022 and September 8, 2022, by and among the Company, Reviv3 Acquisition Corporation, A&A and certain stockholders of A&A. One of the stockholders of A&A was Intrepid. As of May 31, 2024, Intrepid did not hold any shares of A&A and held approximately 21.26% of the outstanding common stock of the Company (excluding shares of common stock that may be acquired upon the conversion of shares of Series A Preferred Stock).

Note 13 – Business Combination

On June 16, 2022, the Company completed the acquisition of certain assets of Axil & Associated Brands Corp., or A&A, a Delaware corporation, pursuant to the Asset Purchase Agreement dated May 1, 2022 and amended on June 15, 2022 and September 8, 2022, by and among the Company, its subsidiary, A&A, and certain of A&A’s stockholders, providing for the acquisition of assets relating to AXIL’s hearing protection business and ear bud business. The assets constituted substantially all of the business operations of AXIL but did not include AXIL’s hearing aid line of business.

One of the stockholders of AXIL is Intrepid Global Advisors (“Intrepid”). As of June 16, 2022, Intrepid held 4.68% of the outstanding common stock of AXIL and 22.33% of the outstanding Common Stock of the Company. As of May 31, 2024 and 2023, Intrepid held no outstanding common shares of A&A, as they were distributed with the Asset Purchase Agreement. Jeff Toghraie, Chairman and Chief Executive Officer of the Company, is a managing director of Intrepid.

As consideration for the Asset Purchase, A&A received a total of 253,659,195 shares comprised of (a) 3,659,195 shares of the Company’s Common Stock and (b) 250,000,000 shares of the company’s non-voting Series A Preferred Stock, which are convertible into shares of Company Common Stock on a 20-to-1 ratio. The Preferred Shares may not be converted or transferred for a period of two years following the closing of the acquisition. Thereafter, no holder of Preferred Shares may convert such shares into a number of shares of Company Common Stock that would cause the holder to beneficially own more than 5% of the Company’s Common Stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act. The purchase price was computed to be $4,007,480 based on a fair value of $0.0248 per common share on the date of acquisition.

The Company is utilizing the A&A assets to expand into the hearing enhancement business through its subsidiary.

The acquisition was accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired was allocated to goodwill.

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

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2024 and 2023, the Company held cash in various accounts of approximately $3,003,876 and $4,582,682, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2024.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the fiscal year ended May 31, 2024 hair and skin care product sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 47% of the Company’s net sales at 27%, 10% and 10%. During the fiscal year ended May 31, 2023 hair and skin care product sales to three customers, which each represented over 10% of our total sales, aggregated to approximately 94% of the Company’s net sales at 61%, 12% and 21%.

During the fiscal year ended May 31, 2024 hair and skin care product sales to customers outside the United States represented approximately 29% which consisted of 28% from Canada and 1% from Italy and during the fiscal year ended May 31, 2023 hair and skin care product sales to customers outside the United States represented approximately 25% which consisted of 20% from Canada and 5% from Italy.

During the fiscal year ended May 31, 2024, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 22% from sales of hair shampoo, and 17% from sales of hair conditioner and 23% from bundle kits. During the fiscal year ended May 31, 2023, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 15% from sales of hair shampoo, and 10% from sales of hair conditioner and 7% from bundle kits.

During the fiscal years ended May 31, 2024 and 2023 sales for the hair and skin care product lines comprised of the following:

	For the Fiscal Years ended
Hair Care Products	May 31, 2024	May 31, 2023
Shampoos and Conditioners	72%	77%
Ancillary Products	28%	23%
Total	100%	100%

At May 31, 2024, there was no accounts receivable for hair and skin care products that accounted for more than 10% of sales transactions which is due to the fact that products are sold primarily through direct-to-consumer. At May 31, 2023, accounts receivable for hair and skin care products from one customer accounted for more than 10% of sales transactions, which was Amazon and the second largest customer accounted for 8%, which is due to the fact that products are sold primarily through direct-to-consumer.

Hair and skin care product purchased inventories and products from two vendors totaling approximately $346,796 (97% of the purchases at 77% and 20%) during the fiscal year ended May 31, 2024 and three vendors totaling approximately $297,833 (95% of the purchases at 61%, 12% and 22%) during the fiscal year ended May 31, 2023.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hearing Protection and Enhancement Products

The majority of hearing protection and enhancement products are sold direct-to-consumer, therefore, during the fiscal years ended May 31, 2024 and 2023, 91.2% and 97.3% of sales, respectively, were direct to customers. There was no single customer that accounted for greater than 10% of total sales.

Note 14 – Concentrations (continued)

During the fiscal year ended May 31, 2024 hearing protection and enhancement sales to customers outside the United States represented approximately 4% which consisted of 3.5% from Canada and the remaining from various countries. During the fiscal year ended May 31, 2023 hearing protection and enhancement sales to customers outside the United States represented approximately 4.5% which consisted of 3.7% from Canada and the remaining from various countries.

Manufacturing is outsourced primarily overseas via a number of third-party vendors, the largest vendor accounting for 87% of all purchases for the year ended May 31, 2024 and two vendors accounting for 82% and 10% of all purchases for the year ended May 31, 2023.

During the fiscal year ended May 31, 2024, the sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 38% from Bluetooth Earbuds ($15.8 million), 48% from Ghost Stryke ($19.9 million) and 13% of sales of Trackr earmuffs ($5.5 million). During the fiscal year ended May 31, 2023, the sale of ear buds for PSAP (personal sound amplification product) and hearing protection by product line which each represented over 10% of sales consisted approximately 87% from Ghost Stryke Extreme model GS-X ($18.1 million) and 9% of sales of Trackr earmuffs ($1.9 million).

During the fiscal year ended May 31, 2024 and 2023 sales of hearing enhancement and protection products comprised of the following:

	For The Years Ended May 31,
Ear Protection and Enhancement Products	2024	2023
Ghost Stryke	48%	86.7%
Trackr Earmuffs	13%	9.1%
Bluetooth Earbuds	38%	3.9%
Accessories and others	1%	0.3%
Total	100%	100%

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

The Company’s segment information is as follows:

	Year ended May 31,
	2024	2023
Net Sales
Hair care and skin care	$1,382,877	$1,588,958
Hearing enhancement and protection	26,115,662	21,932,069
Total net sales	$27,498,539	$23,521,027

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$875,230	$1,076,834
Hearing enhancement and protection	19,318,707	16,633,977
Total segment gross profit	20,193,937	17,710,811
Selling and Marketing	13,449,054	11,675,206
General and Administrative	5,241,503	4,051,394
Consolidated operating income (loss)	$1,503,380	$1,984,211

Total Assets:
Hair care and skin care	$3,172,079	$3,785,732
Hearing enhancement and protection	7,802,282	6,383,582
Consolidated total assets	$10,974,361	$10,169,314

Payments for property and equipment
Hair care and skin care	$-	$-
Hearing enhancement and protection	138,445	65,650
Consolidated total payments for property and equipment	$138,445	$65,650

Depreciation and amortization
Hair care and skin care	$5,553	$5,675
Hearing enhancement and protection	125,057	89,504
Consolidated total depreciation and amortization	$130,610	$95,179

Geographic Area Information

During the fiscal years ended May 31, 2024 and 2023, approximately 95% and 94%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

Note 16 – Income Taxes

The Company is subject to U.S. federal rate of 21.0% and California state tax rate of 8.84% and Utah State tax rate of 4.65%.

The income taxes expense (benefit) for years ended May 31, 2024 and 2023 consists of the following:

	For The Fiscal Years Ended May 31,
	2024	2023

Current
Federal	$92,406	$84,619
State	81,870	146,294

Deferred
Federal and state	(394,481)	-
	$(220,205)	$230,913

The Company’s tax expense differs from the “expected” tax expense for federal income tax purposes (computed by applying the United States federal tax rate of 21% to loss before taxes) as follows:

	For The Fiscal Years Ended May 31,
	2024	2023
Tax expense (benefit) computed at statutory rate of 21%	$374,415	$431,653
State tax expense (benefit) blended rate	81,870	297,928
Permanent differences	87,614	(49,773)
Deferred tax true up	(366,891)	3,929
Net operating loss benefit	(397,213)	(452,824)
Tax expense (benefit)	$(220,205)	$230,913

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at May 31, are as follows:

	For The Fiscal Years Ended May 31,
	2024	2023

Deferred tax assets
Net operating loss carryforward	$231,587	$-
Total gross deferred tax assets	231,587	-
Less: Deferred tax asset valuation allowance	-	-

Deferred tax liabilities	-	-
Total net deferred tax assets (liabilities)	$231,587	$-

There was no valuation allowance at May 31, 2024 and 2023.

At May 31, 2024, the Company has net operating loss carry forwards of approximately $1.9 million available to offset future net income indefinitely subject to annual usage limitations. The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. Management believes that the realization of the benefits from these losses appears more than likely due to the Company’s current year net income results and should be able to fully utilize that benefit in the current year tax filings. Management will not provide a valuation allowance for the losses as they appear to be fully realized.

Note 17 – Subsequent Events

Subsequent to the year ended May 31, 2024, two preferred stockholders tendered notice to convert 10,000,000 shares of their preferred stock into common stock. On August 6, 2024, the Company issued 500,000 shares of common stock pursuant to the conversion notices received from the two preferred stockholders.

(b) Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.1	6/22/2022
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.2	6/22/2022
2.3	Amendment to Asset Purchase Agreement, dated September 8, 2022, between AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp.			10-Q	8/31/2022	10.2	10/12/2022
3.1	Amended and Restated Certificate of Incorporation			S-1		3.3	10/6/2017
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of June 13, 2022)			10-K	5/31/2022	3.3	8/25/2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of January 16, 2024)			8-K		3.1	1/16/2024
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of February 14, 2024)			8-K		3.1	2/12/2024
3.5	Bylaws			S-1		3.2	10/6/2017
3.6	Amendment to the Bylaws (effective as of February 14, 2024)			8-K		3.2	2/12/2024
4.1	Description of the Company’s Registered Securities	X
4.2	Form of Common Stock Certificate of AXIL Brands, Inc.	X
10.1	Contribution Agreement between Reviv3 Procare, LLC and AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), dated June 1, 2015			S-1		10.1	10/6/2017
10.2	Second Draw Paycheck Protection Program Term Note, dated February 7, 2021			10-K	5/31/2022	10.4	8/25/2022
10.3+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.5	8/25/2022
10.4	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of May 18, 2020			10-K	5/31/2022	10.6	8/25/2022
10.5	Security Agreement, dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.7	8/25/2022
10.6*	2022 Equity Incentive Plan (March 2022)			10-K	5/31/2022	10.8	8/25/2022
10.7*	Amendment to the 2022 Equity Incentive Plan (effective as of February 14, 2024)			8-K		10.1	2/15/2024

10.8*	Form of Option Award Agreement (2022)			10-K	5/31/2022	10.9	8/25/2022
10.9*	Form of Stock Option Agreement (2023)			10-K	5/31/2023	10.9	8/21/2023
10.10*	Form of Restricted Stock Grant Agreement (2023)			10-K	5/31/2023	10.10	8/21/2023
10.11*	Form of Performance Restricted Stock Unit Agreement (2023)			10-K	5/31/2023	10.11	8/21/2023
10.12+	Standard Industrial/Commercial Multi-Tenant Lease, dated November 9, 2022, between Vicky Lien and AXIL Brands, Inc. (f/k/a Reviv3 Procare Company)			10-Q	11/30/2022	10.4	1/10/2023
10.13	Form of Securities Purchase Agreement			10-Q	11/30/2022	10.5	1/10/2023
10.14	Form of Securities Purchase Agreement			8-K		10.1	3/3/2023
10.15	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and Teton 360, LLC			8-K		10.1	3/11/2024
10.16	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and L Grant Foster TTEE - The Williams Family Irrevocable Trust			8-K		10.2	3/11/2024
10.17*	Separation Agreement and Release, dated May 28, 2024, between AXIL Brands, Inc. and Monica Diaz Brickell			8-K		10.1	5/29/2024
10.18*	Consulting Agreement, dated May 28, 2024, between AXIL Brands, Inc. and Monica Diaz Brickell			8-K		10.2	5/29/2024
21.1	Subsidiaries of the Company	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Clawback Policy	X
101	The following consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended May 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management compensatory plan or arrangement.

+	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish to the SEC a copy of any omitted schedules or exhibits upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIL BRANDS, INC.

Date: August 15, 2024	BY:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Toghraie	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 15, 2024
Jeff Toghraie

/s/ Jeff Brown	Chief Financial Officer, Chief Operating Officer and Director (principal accounting officer and principal financial officer)	August 15, 2024
Jeff Brown

/s/ Peter Dunne	Director	August 15, 2024
Peter Dunne

/s/ Nancy Hundt	Director	August 15, 2024
Nancy Hundt

/s/ Manu Ohri	Director	August 15, 2024
Manu Ohri