Form 10-Q
period 2024-08-31
Axil Brands, Inc.
filed 2024-10-10
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 4, 2024, there were 6,464,852 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, interest rate changes, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and the Israel-Hamas conflict, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the Israel-Hamas conflict and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2024	May 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,148,724	$3,253,876
Accounts receivable, net	599,150	509,835
Inventory, net	3,273,419	3,394,023
Prepaid expenses and other current assets	322,168	809,126

Total Current Assets	8,343,461	7,966,860

OTHER ASSETS:
Property and equipment, net	251,055	260,948
Intangible assets, net	347,942	309,104
Right of use asset	18,284	36,752
Deferred tax asset	231,587	231,587
Other assets	12,195	16,895
Goodwill	2,152,215	2,152,215

Total Other Assets	3,013,278	3,007,501

TOTAL ASSETS	$11,356,739	$10,974,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,373,106	$967,596
Customer deposits	74,053	154,762
Contract liabilities- current	938,498	905,311
Notes payable	144,257	146,594
Due to related party	53,505	11,798
Lease liability, current	18,650	36,752
Income tax liability	242,296	242,296
Other current liabilities	229,848	332,936

Total Current Liabilities	3,074,213	2,798,045

LONG TERM LIABILITIES:
Contract liabilities- long term	398,681	480,530

Total Long Term Liabilities	398,681	480,530

Total Liabilities	3,472,894	3,278,575

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 31,133,500 and 42,251,750 shares issued and outstanding as of August 31, 2024 and May 31, 2024, respectively	3,113	4,225
Common stock, $0.0001 par value: 450,000,000 shares authorized; 6,464,852 and 5,908,939 shares issued, issuable and outstanding as of August 31, 2024 and May 31, 2024, respectively	647	591
Additional paid-in capital	8,124,160	7,825,240
Accumulated deficit	(244,075)	(134,270)

Total Stockholders' Equity	7,883,845	7,695,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,356,739	$10,974,361

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 AND 2023

(UNAUDITED)

	2024	2023

Sales, net	$5,851,272	$6,106,269

Cost of sales	1,697,624	1,458,703

Gross profit	4,153,648	4,647,566

OPERATING EXPENSES:
Sales and marketing	2,669,471	3,206,841
Compensation and related taxes	190,648	279,989
Professional and consulting	947,849	426,775
General and administrative	486,382	560,204

Total Operating Expenses	4,294,350	4,473,809

INCOME (LOSS) FROM OPERATIONS	(140,702)	173,757

OTHER INCOME (EXPENSE):
Other income	2,266	9,835
Interest income	28,631	38,493
Interest expense and other finance charges	-	(1,644)

Other Income (Expense), Net	30,897	46,684

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(109,805)	220,441

Provision (benefit) for income taxes	-	65,989

NET INCOME (LOSS)	$(109,805)	$154,452

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,172,379	5,853,847
Diluted	6,172,379	18,622,597

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 AND 2023

(UNAUDITED)

For the three months ended August 31, 2024

			Common Stock				Total
	Preferred Stock		Issued/Issuable		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	-	-	-	-	72,632	-	72,632

Stock based compensation	-	-	-	-	225,232	-	225,232

Preferred Stock converted to Common Stock	(11,118,250)	(1,112)	555,913	56	1,056	-	-

Net loss for the three months ended August 31, 2024	-	-	-	-	-	(109,805)	(109,805)

Balance, August 31, 2024	31,133,500	$3,113	6,464,852	$647	$8,124,160	$(244,075)	$7,883,845

For the three months ended August 31, 2023

			Common Stock				Total
	Preferred Stock		Issued And Issuable		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,113,365	$(3,466,992)	$6,671,959

Stock options expense	-	-	-	-	51,107	-	51,107

Net income for the three months ended August 31, 2023	-	-	-	-	-	154,452	154,452

Balance, August 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,164,472	$(3,312,540)	$6,877,518

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2024 AND 2023

(UNAUDITED)

	August 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(109,805)	$154,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,895	28,237
Bad debts	18,785	52,866
Stock-based compensation	297,864	51,107
Change in operating assets and liabilities:
Accounts receivable	(108,100)	(91,736)
Inventory	120,603	(758,104)
Prepaid expenses and other current assets	486,958	315,751
Accounts payable and accrued expenses	405,511	168,399
Other current liabilities	(178,731)	438,006
Contract liabilities	(48,662)	38,194

NET CASH PROVIDED BY OPERATING ACTIVITIES	897,318	397,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(41,840)	-
Purchase of property and equipment	-	(50,960)

NET CASH USED IN INVESTING ACTIVITIES	(41,840)	(50,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	-	(825)
Repayment of note payable	(2,337)	(17,254)
Advances (payments) from a related party	41,707	(99,092)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,370	(117,171)

NET INCREASE IN CASH	894,848	229,041

CASH - Beginning of period	3,253,876	4,832,682

CASH - End of period	$4,148,724	$5,061,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,644
Income taxes	$-	$-

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2024. The results of operations for the three months ended August 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2025. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reverse Stock Split

Effective as of January 16, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20 as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not affect the total number of shares of common stock that the Company is authorized to issue and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

 AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liquidity and Capital Resources

We are currently engaged in product sales and development. We incurred a net loss of $109,805 during the three months ended August 31, 2024 and have cash provided by operations of $897,318 for the three months ended August 31, 2024. We had an accumulated deficit of $244,075 as of August 31, 2024 and have incurred operating losses and cash used in operations in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2025. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of A&A’s assets in June 2022, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing products, introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus, maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands, may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets and the fair value of non-cash Common Stock issuances.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 12).

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” This revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

As of August 31, 2024, and May 31, 2024, contract liabilities amounted to $1,337,179 and $1,385,841, respectively. As of August 31, 2024, and May 31, 2024, contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $1,164,416 and $1,251,710, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $169,070 and $130,201, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $765,735 is expected to be recognized in year one, $357,120 is expected to be recognized in year two, and $41,561 is expected to be recognized in year three. Contract liabilities associated with gift cards purchased by customers amounted to $3,693 and $3,930, respectively as of August 31, 2024 and May 31, 2024.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees related to product procurement.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $249,914 and $253,452 for the three months ended August 31, 2024 and 2023, respectively.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2024 and 2023.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Net income (loss) per share of Common Stock

Basic net income (loss) per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For the three months ended August 31, 2024, certain stock options, preferred shares and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The following table sets forth the computations of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	August 31,	August 31,
	2024	2023

Net income (loss)	$(109,805)	$154,452

Weighted average basic shares	6,172,379	5,853,847
Dilutive securities:
Convertible preferred stock	-	12,500,000
Stock options	-	268,750
Weighted average dilutive shares	6,172,379	18,622,597

Earnings (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.01

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

The Company renewed its lease for its corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease. The Company also signed a lease agreement in September 2024 for a warehouse and office lease commencing October 1, 2024. Please see Note 10 – “Commitments and Contingencies” under “Leases” below for more information about the Company’s leases.

Segment Reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair care and skin care products. See Note 13 – “Business Segment and Geographic Area Information” for more information about the Company’s reportable segments.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 3 – Accounts Receivable, net

Accounts receivable, consisted of the following:

	August 31, 2024	May 31, 2024
Customers receivable	$523,237	$524,730
Merchant processor receivable	150,565	78,417
Less: Allowance for credit losses	(74,652)	(93,312)
Accounts receivables, net	$599,150	$509,835

The Company recorded bad debt expense of $18,785 and $52,866 during the three months ended August 31, 2024 and 2023, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	August 31, 2024	May 31, 2024
Finished Goods	$3,059,375	$3,190,344
Raw Materials	214,044	203,679
Inventory, net	$3,273,419	$3,394,023

At August 31, 2024 and May 31, 2024, inventory held at third party locations amounted to $28,189 and $58,242, respectively. At August 31, 2024 and May 31, 2024, inventory in-transit amounted to $99,599 and $15,738, respectively. At August 31, 2024 and May 31, 2024, the Company had provided $46,895 as obsolescence reserve on some slow-moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2024	May 31, 2024
Promotional display racks	2 years	$30,709	$30,709
Furniture and Fixtures	5 years	5,759	5,759
Computer Equipment	3 years	22,130	22,130
Plant Equipment	5-10 years	264,168	264,168
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less:Accumulated Depreciation		(104,896)	(95,003)
Total Property, plant and equipment, net		$251,055	$260,948

Depreciation expense amounted to $9,893 and $8,862 for the three months ended August 31, 2024 and 2023, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	August 31, 2024	May 31, 2024
Licensing Rights	3 years	$34,024	$34,024
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product Certification Testing	3 years	41,840	-
Less:Accumulated Amortization		(172,922)	(169,920)
Intangible assets, net		$347,942	$309,104

Goodwill arising through the business combination in June 2022 was $2,152,215 at August 31, 2024.

Amortization expense amounted to $3,002 and $19,375 for the three months ended August 31, 2024 and 2023, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	August 31, 2024	May 31, 2024
Credit Cards	$3,886	$5,734
Royalty Payment Accrual	3,376	3,376
Sales Tax Payable	222,586	231,283
Accrued expenses	-	92,543
Total other current liabilities	$229,848	$332,936

Note 8 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of principal and interest of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded, on the accompanying unaudited consolidated financial statements, and paid interest of $0 and $562, during the three months ended August 31, 2024 and 2023, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 8 – Notes Payable (continued)

As of August 31, 2024 and May 31, 2024, the outstanding balance of the loan amounted to $144,257 and $146,594, respectively.

The amounts of loan payments due in the next fiscal year ended August 31, are as follows:

Total
2025	$144,257
Total	$144,257

Note 9 – Stockholders’ Equity

Shares Authorized

As of August 31, 2024, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share. The total number of shares of common stock that the Company is authorized to issue remained unchanged and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

Effective as of January 16, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20, as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not change the par value of the common stock, modify any voting rights or other terms of the common stock. The total number of shares of common stock that the Company is authorized to issue remained unchanged and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying unaudited consolidated financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

Preferred Stock

The preferred stock may be issued from time to time in one or more series. The Board is expressly authorized to provide for the issuance of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution adopted by the Board providing the issuance of such shares. The Board is also expressly authorized to increase or decrease the number of shares of any series subsequent to the issue of shares of that series. In case the number of shares of any such series shall be so decreased, the decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series.

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which, following the Reverse Stock Split of the Company’s common stock, are convertible into shares of the Company’s common stock on a twenty-to-one ratio. These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 9 – Stockholders’ Equity (continued)

The holders of shares of Series A Preferred Stock have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the common stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of common stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of common stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable shares of common stock for each 20 shares of Series A Preferred Stock; provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the applicable rules and regulations thereunder.

The conversion provisions of the Company’s Series A Preferred Stock were proportionately adjusted in connection with the Reverse Stock Split but did not adjust the number of shares issued and outstanding.

On March 5, 2024, the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for the aggregate cash consideration of $1,246,490. Such repurchase was approved by the Company’s Board of Directors. Following the repurchase, 42,251,750 shares of Series A Preferred Stock remained outstanding. The Company recorded a credit of $1,329,588 to the retained earnings, in the accompanying unaudited consolidated financial statements in fiscal 2024, for the difference between the carrying value of the preferred stock repurchased and the cash paid to the stockholders.

During the three months ended August 31, 2024, certain stockholders of 11,118,250 preferred shares converted their preferred stock into 555,913 shares of common stock.

As of August 31, 2024 and May 31, 2024, 31,133,500 and 42,251,750 shares of Series A Preferred Stock, respectively, were issued and outstanding.

Common Stock

As of August 31 2024, 6,464,852 shares of common stock were issued and outstanding.

The Reverse Stock Split as more fully discussed in Note 2, did not change the par value of the common stock, modify any voting rights or other terms of the common stock, or change the number of authorized shares of the Company. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

During the three months ended August 31, 2024, certain stockholders of 11,118,250 preferred shares converted their preferred stock into 555,913 shares of common stock.

No shares of common stock were issued during the three months ended August 31, 2023.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 9 – Stockholders’ Equity (continued)

Stock Options

Effective February 14, 2024, the Board amended the Company’s original 2022 Equity Incentive Plan (as amended the “Plan”), which was originally approved on March 21, 2022. The effective date of the amended Plan is October 31, 2023. Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the Plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on the day next preceding March 21, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

 Pursuant to the Plan, on May 10, 2022, the Company issued to two Company officers non-statutory stock options to purchase, in the aggregate, up to 265,000 shares of its common stock, at an exercise price of $1.80 per share valued at $477,000 and expiring on April 20, 2032. The options vest over time with 25% of the options vesting on September 1, 2022 and thereafter vesting 1/24th on the 1st of every month. As of August 31, 2024, all of the options were vested.

The Company computed the aggregate grant date fair value of $477,000 using the Black-Scholes option pricing model, which is being recorded as stock-based compensation expense over the vesting period. During the three months ended August 31, 2024 and 2023, the Company recorded stock-based compensation expense of $51,107 and $51,107, respectively, for these options, in the accompanying unaudited consolidated financial statements.

 Pursuant to the Plan, on November 1, 2022, the Company issued non-statutory stock options, to a former executive officer of the Company, to purchase, in the aggregate, up to 15,000 shares of its common stock, at an exercise price of $4.00 per share valued at approximately $60,000 and expiring on October 31, 2032. 3,750 shares vested as of January 29, 2023, and the remaining 11,250 were forfeited in April 2023 when the executive officer left the Company. The fair value of the 3,750 vested options using the Black-Scholes option pricing model was $15,000.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 9 – Stockholders’ Equity (continued)

Pursuant to the Plan, during the three months ended August 31, 2024, the Company issued non-statutory stock options, to two consultants, to purchase, in the aggregate, up to 24,000 shares of its common stock, at an exercise price equal to the Company’s closing price on the NYSE American on the date of grant. The options are valued at approximately $195,960 and expiring in ten years from the date of grant. During the three months ended August 31, 2024, the Company recorded stock-based compensation expense of $21,525, for these options, in the accompanying unaudited consolidated financial statements.

The Black-Scholes options pricing model used the following assumptions:

August 31, 2024
Risk free interest rate	3.84%-4.24%
Expected life	10 years
Expected volatility	488%
Expected dividend	-

Restricted Stock Awards

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on February 14, 2024, the Company granted each of its three non-employee directors Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $195,000.

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

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the three months ended August 31, 2024 and 2023, the Company recorded a stock-based compensation expense related to the restricted stock awards of $225,232 and $0, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 10 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU 2016-02, “Leases” on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. In November 2022, the Company entered into an extension of its California office lease for a two-year term beginning December 1, 2022. The rent was $6,098 per month for the first year and then increased to $6,342 per month.

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

The Company computed an initial lease liability of $131,970 for the California office lease agreement and an initial ROU asset in the same amount which was recorded on the books at the commencement of the lease on December 1, 2022. During the three months ended August 31, 2024 and 2023, the Company recorded a lease expense in the amount of $18,659 and $18,659, respectively. As of August 31, 2024, the lease liability balance was $18,650 and the right of use asset balance was $18,284. A lease term of three years and a discount rate of 12% was used.

The Company signed a lease agreement in September 2024 for a warehouse and office lease in Utah commencing from October 1, 2024.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	August 31, 2024	May 31, 2024
Right of use assets	$131,970	$131,970
Accumulated reduction	(113,686)	(95,218)
Operating lease assets, net	$18,284	$36,752

Liabilities
Lease liability	$131,970	$131,970
Accumulated reduction	(113,320)	(95,218)
Total lease liability, net	18,650	36,752
Current portion	(18,650)	(36,752)
Non-current portion	$-	$-

Maturities of operating lease liabilities were as follows as of August 31, 2024:

Operating Lease (fiscal year-end)
2025	$18,650
Total	$18,650
Less: Imputed interest	(374)
Present value of lease liabilities	$18,276

Contingencies

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain, and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer (“CEO”), Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid approximately $25,000 in consulting fees for the three months ended August 31, 2024. At August 31, 2024, the Company had net amounts payable to Intrepid of $53,505. These receivables and advances were short-term in nature and non-interest bearing. The Company's Board Member, Chief Financial Officer ("CFO"), and Chief Operating Officer ("COO") has a controlling interest in BZ Capital Strategies.  BZ Capital Strategies was paid $25,000 in consulting fees for the three months ended August 31, 2024.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At August 31, 2024 and May 31, 2024, the Company held cash of approximately $3,359,634 and $3,003,876, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2024.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier

The Company predominantly sells the products direct-to-consumer. Therefore, 71% and 82% of sales was direct to customers during the three months ended August 31, 2024 and 2023, respectively. There was no single customer that accounted for greater than 10% of total sales in those periods.

During the three months ended August 31, 2024, sales to customers outside the United States represented approximately 7.94% of total sales. During the three months ended August 31, 2023, sales of AXIL product to customers outside the United States represented 5.3% of total sales.

Manufacturing is outsourced primarily overseas via a number of third-party vendors, the two largest vendors accounted for 64% and 19% of all purchases for the three months ended August 31, 2024. For the three months ended August 31, 2023, the four largest vendors accounted for 43.6%, 14.2%, 14% and 13.7% of all purchases.

During the three months ended August 31, 2024, gross sales of which each represented over 10% of gross sales consisted approximately 25% from Ghost Stryke and 49% of gross sales of other Bluetooth and ear buds. During the three months ended August 31, 2023, gross sales which represented over 10% of gross sales was 53% from Ghost Stryke model GS-X, 11% from Trackr earmuffs and 30% from Bluetooth earmuffs.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 12 – Concentrations (continued)

During the three months ended August 31, 2024 and 2023 gross sales products comprised of the following:

	For The Three Months Ended August 31,
	2024	2023
In- ear protection devices	74%	83%
Outside- ear protection devices	10%	11%
Accessories and others	7%	1%
Hair and Skin Care products	9%	5%
Total	100%	100%

Note 13 – Business Segment and Geographic Area Information

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 13 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	Three months ended August 31,
	2024	2023
Net Sales
Hair care and skin care	$551,509	$314,853
Hearing enhancement and protection	5,299,763	5,791,416
Total net sales	$5,851,272	$6,106,269

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$256,489	$221,524
Hearing enhancement and protection	3,897,159	4,426,042
Total segment gross profit	4,153,648	4,647,566
Selling and Marketing	2,669,471	3,206,841
General and Administrative	1,624,879	1,266,968
Consolidated operating income (loss)	$(140,702)	$173,757

Total Assets:
Hair care and skin care	$3,155,500	$4,259,041
Hearing enhancement and protection	8,201,239	6,627,525
Consolidated total assets	$11,356,739	$10,886,566

Payments for property and equipment
Hair care and skin care	$-	$-
Hearing enhancement and protection	41,840	50,960
Consolidated total payments for property and equipment	$41,840	$50,960

Depreciation and amortization
Hair care and skin care	$839	$1,418
Hearing enhancement and protection	12,056	26,819
Consolidated total depreciation and amortization	$12,895	$28,237

Geographic Area Information

During the three months ended August 31, 2024, approximately 92% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the three months ended August 31, 2023, approximately 95% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

 AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

Note 14 – Income Taxes

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

We recorded an no income tax expense for the three months ended August 31, 2024 and an income tax expense of $65,989 for the three months ended August 31, 2023.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2021, 2022 and 2023 Corporate Income Tax Returns are subject to IRS examination.

 Note 15 – Subsequent Events

On September 10, 2024, the Company entered into a lease in Draper, Utah for a thirty-six months term beginning October 1, 2024. The base rent is $0 for the first three months and $7,684 per month for the next nine months. The rent shall increase for each twelve-month period, thereafter. An additional amount of $1,210 shall be due each month for the additional overheads.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2024 filed with the SEC on August 15, 2024. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking.

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

Results of Operations

Our results of operations are summarized below.

	Three Months Ended
	August 31, 2024	August 31, 2023
Sales, net	$5,851,272	$6,106,269
Cost of sales	1,697,624	1,458,703
Gross profit	4,153,648	4,647,566
Total operating expenses	4,294,350	4,473,809
Income (Loss) from operations	(140,702)	173,757
Net income (loss)	$(109,805)	$154,452

For the Three Months Ended August 31, 2024 Compared to the Three Months Ended August 31, 2023

Net sales for the three months ended August 31, 2024 and 2023 were $5,851,272 and $6,106,269 respectively. Net sales for the three months ended August 31, 2024 decreased by $254,997 or 4%, as compared to the three months ended August 31, 2023, due to the decrease in marketing campaign spend and strength in our distribution channels for AXIL products.

For the three months ended August 31, 2024, the overall cost of sales increased by $238,921 or 16%, as compared to the three months ended August 31, 2023, which was primarily due to the relative increase in sales of the Company’s hair and skin care products. Cost of sales as a percentage of net revenues for the three months ended August 31, 2024 was 29.0% as compared to 23.9% for the comparable period in 2023. The marginal increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in transportation costs. The Company will continue to work to increase efficiencies in procurement and logistics.

Gross profit for the three months ended August 31, 2024 and 2023 was $4,153,648 and $4,647,566, respectively. Gross profit as a percentage of sales for the three months ended August 31, 2024, was 71% as compared to 76.1% for the comparable period in 2023. The decrease in the gross profit margin for the three months ended August 31, 2024 was primarily attributable to an increase in sales of lower margin products in our segments, partially offset by a decrease in discounts in our sales of AXIL products.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $179,459 or 4% from $4,473,809 in the three months ended August 31, 2023 to $4,294,350 in the three months ended August 31, 2024. Operating expenses as a percentage of net revenues for the three months ended August 31, 2024, were 73.4% compared to 73.3% for the three months ended August 31, 2023. The decrease in operating expenses related primarily to a net decrease in advertising and marketing expenses of $537,370 relating to prior expansion of current marketing campaigns and costs attributable to new product awareness, and partially offset by a net increase of $521,074 for professional and consulting expenses which included costs to enhance existing business processes. General and administrative costs decreased by $73,822 primarily due to a decrease in costs associated with our listing on NYSE American in February 2024. This decrease was augmented by the optimization of our workforce resulting in an overall reduction of $89,341 for compensation and related taxes for the three months ended August 31, 2024 as compared to three months ended August 31, 2023.

Loss from operations for the three months ended August 31, 2024 was $140,702 compared to income of $173,757 for the three months ended August 31, 2023. The decrease in income from operations of $314,459 or (181%) was primarily related to the increase in professional and consulting fee related to our non-cash stock based compensation and expanded marketing campaign as well as the decrease in sales.

For the three months ended August 31, 2024 no provision for income taxes was recorded since the Company incurred a net loss. For the three months ended August 31, 2023, provision for income tax expense was $65,989.

As a result of the above, we reported a net loss of $109,805 and a net income of $154,452 for the three months ended August 31, 2024 and three months ended August 31, 2023, respectively.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we incurred a net loss in the three months ended August 31, 2024, we recognized operating income in the past fiscal year. We currently expect to earn net income during the current fiscal year ending May 31, 2025. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL & Associated Brands’ assets in June 2022, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines and introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended August 31, 2024 was $897,318, attributable to a net loss of $109,805 offset by adjustments for depreciation and amortization, bad debts and stock-based compensation that totaled $329,544. There were favorable changes in accounts payable and accrued expenses of $405,511 and prepaid expenses and other current assets of $486,958 and a change in inventory of $120,603. The increase was partially offset by an increase in accounts receivables of $108,100 and a decrease in contract liabilities and other current liabilities of $227,393.

Net cash provided by operating activities for the three months ended August 31, 2023 was $397,172, attributable to a net income of $154,452, items of adjustments to depreciation and amortization, bad debts and stock-based compensation that totaled $132,210. There were favorable changes in accounts payable and accrued expenses of $168,399, contract and current liabilities of $476,200, and prepaid expense and other current assets of $315,751. The favorable changes were partially offset by a net decrease in operating assets and liabilities of $849,840 primarily due to increases in accounts receivable and inventory.

Investing Activities

Net cash flows used in investing activities for the three months ended August 31, 2024 was $41,840 due to the purchase of intangibles for the Company’s business. For the three months ended August 31, 2023, net cash flows used were $50,960, attributable to the cash used in the purchase of property and equipment.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2024 was $39,370, and were from advances made from a related party of $41,707 partially offset by a repayment of the note payable of $2,337. Net cash flows used in financing activities for the three months ended August 31, 2023 were $117,171, and were for repayment of equipment financing and note payable of $18,079, and a decrease in the amount due from a related party of $99,092.

During the three months ended August 31, 2024, the Company has various financed items and has debt outstanding in order to run the Company’s business operations.

As of August 31, 2024, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $144,257, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

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

Off-Balance Sheet Arrangements

As of August 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three months ended August 31, 2024, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on this evaluation of disclosure controls and procedures as of August 31, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Company has hired additional accounting personnel and has sufficient controls over segregation of duties. Other than the forgoing, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended August 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our financial statements. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain, and there can be no assurance that any expense, liability, or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2024, the Company issued (i) 555,913 shares of common stock upon the conversion of 11,118,250 shares of Series A Preferred Stock and (ii) non-statutory stock options to purchase, in the aggregate, up to 24,000 shares of the Company’s common stock, at an exercise price equal to the Company’s closing price on the NYSE American on the date of grant. The issuance of the securities were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On October 8, 2024, the Compensation Committee of the Board of Directors approved the grant of 350,000 options to purchase the Company’s common stock to Jeff Toghraie, the Company’s Chief Executive Officer and Chairman, and 250,000 options to purchase the Company’s common stock to Jeff Brown, the Company’s Chief Financial Officer and Chief Operating Officer and director. The options will be granted as of the third trading day following the filing of this Form 10-Q and will have an exercise price equal to the closing price of the Company’s common stock as reported on the NYSE American on the grant date, a term of 10 years from the grant date, and will vest and become exercisable in forty-eight (48) equal monthly installments beginning on the grant date, subject to the recipient’s continued service with the Company.

(b) None.

(c) During the quarter ended August 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.6	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1*	Form of Stock Option Agreement (2024) (2022 Equity Incentive Plan).	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: October 10, 2024

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)