Form 10-Q
period 2024-11-30
Axil Brands, Inc.
filed 2025-01-08
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-41958

AXIL Brands, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4125218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9150 Wilshire Boulevard, Suite 245, Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

(888) 638-8883

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AXIL	The NYSE American LLC

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

As of January 3, 2025, there were 6,466,852 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, interest rate changes, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and the Israel-Hamas conflict, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the Israel-Hamas conflict and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2024	May 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,213,897	$3,253,876
Accounts receivable, net	1,444,218	509,835
Inventory, net	2,664,489	3,394,023
Prepaid expenses and other current assets	724,778	809,126

Total Current Assets	10,047,382	7,966,860

OTHER ASSETS:
Property and equipment, net	305,433	260,948
Intangible assets, net	324,907	309,104
Right of use asset	737,251	36,752
Deferred tax asset	121,791	231,587
Other assets	20,720	16,895
Goodwill	2,152,215	2,152,215

Total Other Assets	3,662,317	3,007,501

TOTAL ASSETS	$13,709,699	$10,974,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,619,252	$967,596
Customer deposits	496,404	154,762
Contract liabilities, current	956,022	905,311
Notes payable	143,342	146,594
Due to related party	178,520	11,798
Lease liability, current	207,077	36,752
Income tax liability	67,250	242,296
Other current liabilities	331,395	332,936

Total Current Liabilities	3,999,262	2,798,045

LONG TERM LIABILITIES:
Lease liability	531,081	—
Contract liabilities	357,205	480,530

Total Long Term Liabilities	888,286	480,530

Total Liabilities	4,887,548	3,278,575

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 31,133,500 and 42,251,750 shares issued and outstanding as of November 30, 2024 and May 31, 2024, respectively	3,113	4,225
Common stock, $0.0001 par value: 450,000,000 shares authorized; 6,466,852 and 5,908,939 shares issued, issuable and outstanding as of November 30, 2024 and May 31, 2024, respectively	647	591
Additional paid-in capital	8,428,760	7,825,240
Retained earnings/(Accumulated deficit)	389,631	(134,270)

Total Stockholders' Equity	8,822,151	7,695,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,709,699	$10,974,361

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023

Sales, net	$7,732,574	$8,421,677	$13,583,846	$14,527,946

Cost of sales	2,234,527	2,163,738	3,932,151	3,622,441

Gross profit	5,498,047	6,257,939	9,651,695	10,905,505

OPERATING EXPENSES:
Sales and marketing	3,377,760	3,672,780	6,047,231	6,879,621
Compensation and related taxes	276,674	204,646	467,322	484,635
Professional and consulting	736,169	694,258	1,684,018	1,303,288
General and administrative	434,573	422,343	920,955	800,292

Total Operating Expenses	4,825,176	4,994,027	9,119,526	9,467,836

INCOME FROM OPERATIONS	672,871	1,263,912	532,169	1,437,669

OTHER INCOME (EXPENSE):
Gain on settlement	—	79,182	—	79,182
Other income	2,041	3,189	4,307	13,024
Interest income	27,340	37,825	55,971	76,318
Interest expense and other finance charges	(1,296)	(1,640)	(1,296)	(3,284)

Other income (expense), net	28,085	118,556	58,982	165,240

INCOME BEFORE PROVISION FOR INCOME TAXES	700,956	1,382,468	591,151	1,602,909

Provision for income taxes	67,250	364,393	67,250	430,382

NET INCOME	$633,706	$1,018,075	$523,901	$1,172,527

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.17	$0.08	$0.20
Diluted	$0.08	$0.05	$0.06	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,450,226	5,863,939	6,303,002	5,863,939
Diluted	8,168,657	18,632,689	8,194,882	18,632,689

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

For the three months ended November 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, August 31, 2024	31,133,500	$3,113	6,464,852	$647	$8,124,160	$(244,075)	$7,883,845

Stock options expense	—	—	—	—	138,423	—	138,423

Stock-based compensation	—	—	2,000	—	166,177	—	166,177

Net income for the three months ended November 30, 2024	—	—	—	—	—	633,706	633,706

Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

For the three months ended November 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,164,472	$(3,312,540)	$6,877,518

Stock options expense	—	—	—	—	51,108	—	51,108

Net income for the three months ended November 30, 2023	—	—	—	—	—	1,018,075	1,018,075

Balance, November 30, 2023	250,000,000	$25,000	5,863,939	$586	$10,215,580	$(2,294,465)	$7,946,701

For the six months ended November 30, 2024

	Preferred Stock		Common Stock Issued/Issuable		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	—	—	—	—	211,055	—	211,055

Stock-based compensation	—	—	2,000	—	391,409	—	391,409

Preferred shares converted to common	(11,118,250)	(1,112)	555,913	56	1,056	—	—

Net income for the six months ended November 30, 2024	—	—	—	—	—	523,901	523,901

Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

For the six months ended November 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,113,365	$(3,466,992)	$6,671,959

Stock options expense	—	—	—	—	102,215	—	102,215

Net income for the six months ended November 30, 2023	—	—	—	—	—	1,172,527	1,172,527

Balance, November 30, 2023	250,000,000	$25,000	5,863,939	$586	$10,215,580	$(2,294,465)	$7,946,701

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

	November 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$523,901	$1,172,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,335	56,022
Bad debts	27,954	64,327
Stock-based compensation	602,464	102,215
Gain on settlement	—	(79,182)
Gain on forgiveness of account payable	(218,699)	—
Deferred income taxes	109,796	—
Change in operating assets and liabilities:
Accounts receivable	(962,337)	(600,626)
Inventory	729,534	(1,040,351)
Prepaid expenses and other current assets	80,524	(267,407)
Accounts payable	870,357	1,092,735
Other current liabilities	165,959	576,718
Contract liabilities	(72,614)	175,135

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,904,174	1,252,113

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(41,840)	—
Purchase of property and equipment	(65,783)	(70,845)

NET CASH USED IN INVESTING ACTIVITIES	(107,623)	(70,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	—	(1,650)
Repayment of note payable	(3,252)	(24,657)
Advances (payments) from a related party	166,722	(25,212)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	163,470	(51,519)

NET INCREASE IN CASH	1,960,021	1,129,749

CASH - Beginning of period	3,253,876	4,832,682

CASH - End of period	$5,213,897	$5,962,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,908	$3,284
Income taxes	$132,500	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$767,269	$—

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 1 – Organization

As part of AXIL Brands, Inc.’s (together with its subsidiary, the “Company,” “we,” “us” or “our”) ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024. Reviv3 was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company’s corporate headquarters are located at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. Its phone number is (888) 638-8883. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” (now known as “AXIL Distribution Company”) and in June 2022, completed the acquisition of certain assets of Axil & Associated Brands Corp. (“A&A”). The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio enhancement and protection products that provide cutting edge solutions for consumers, with varied applications across many industries; as well as professional quality hair and skin care products. These products lines are both sold throughout the United States, Canada, Europe and Asia. On February 14, 2024, the Company successfully completed efforts to uplist from the over-the-counter, (OTC), markets to the NYSE American stock exchange (“NYSE American”).

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2024. The results of operations for the six months ended November 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2025. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reverse Stock Split

Effective as of January 16, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued shares of common stock at a ratio of 1-for-20 as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not affect the total number of shares of common stock that the Company is authorized to issue and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying unaudited consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

 AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Reclassifications

Certain reclassifications have been made to prior periods to conform with the current year reporting. For the three and six months ended November 30, 2023, $202,930 and $385,185, respectively, were reclassified from General and administrative to Professional and consulting on the accompanying unaudited Consolidated Statements of Operations. There was no change to total operating expenses for the three and six months ended November 30, 2023 as a result of this reclassification.

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

NOVEMBER 30, 2024

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory and prepayments for trade shows and marketing events which will be utilized within a year, prepayments on credit cards and the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory was $498,832 and $472,904 as of November 30, 2024 and May 31, 2024, respectively.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next 12 months is classified as non-current inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the statements of operations.

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

NOVEMBER 30, 2024

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

As of November 30, 2024, and May 31, 2024, contract liabilities amounted to $1,313,227 and $1,385,841, respectively. As of November 30, 2024, and May 31, 2024, contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $1,087,639 and $1,251,710, respectively; and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $221,511 and $130,201, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $404,820 is expected to be recognized in the remainder of the fiscal year, $523,150 is expected to be recognized in fiscal year 2026, and $104,356 in fiscal year 2027 and $55,313 in fiscal year 2028. Contract liabilities associated with gift cards purchased by customers amounted to $4,077 and $3,930, respectively as of November 30, 2024 and May 31, 2024.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees related to product procurement.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expenses were $265,138 and $308,081 for the three months ended November 30, 2024 and 2023, respectively. Shipping costs included in marketing and selling expense were $515,052 and $561,533 for the six months ended November 30, 2024 and 2023, respectively.

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

NOVEMBER 30, 2024

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

NOVEMBER 30, 2024

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three and six months ended November 30, 2024 and 2023.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Net income per share of Common Stock

Basic net income per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For the three and six months ended November 30, 2024 and 2023, certain stock options, preferred shares and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The dilutive common stock equivalent shares consist of preferred stock, stock options, and restricted stock awards were computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023

Net income	$633,706	$1,018,075	$523,901	$1,172,527

Weighted average basic shares	6,450,226	5,863,939	6,303,002	5,863,939
Dilutive securities:
Convertible preferred stock	1,556,675	12,500,000	1,702,912	12,500,000
Stock options	156,033	268,750	176,394	268,750
Restricted stock awards	5,723	—	12,574	—
Weighted average dilutive shares	8,168,657	18,632,689	8,194,882	18,632,689

Earnings per share:
Basic	$0.10	$0.17	$0.08	$0.20
Diluted	$0.08	$0.05	$0.06	$0.06

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

The Company renewed its lease for its previous corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease, which expires on December 1, 2024. The Company also signed a lease agreement in September 2024 for a warehouse and new corporate headquarters commencing October 1, 2024 and November 1, 2024, respectively. Please see Note 10 – “Commitments and Contingencies” under “Leases” below for more information about the Company’s leases.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt the ASU and will make the applicable disclosures, as required, on its Annual Report Form 10-K for the year ended May 31, 2025.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	November 30, 2024	May 31, 2024
Customers receivable	$794,275	$524,730
Merchant processor receivable	746,123	78,417
Less: Allowance for credit losses	(96,180)	(93,312)
Accounts receivables, net	$1,444,218	$509,835

The Company recorded bad debt expense of $9,169 and $11,461 during the three months ended November 30, 2024 and 2023, respectively. The Company recorded bad debt expense of $27,954 and $64,327 during the six months ended November 30, 2024 and 2023, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	November 30, 2024	May 31, 2024
Finished Goods	$2,543,218	$3,190,344
Raw Materials	121,271	203,679
Inventory	$2,664,489	$3,394,023

At November 30, 2024 and May 31, 2024, inventory held at third party locations amounted to $88,869 and $58,242, respectively. At November 30, 2024 and May 31, 2024, inventory in-transit amounted to $13,500 and $15,738, respectively. At November 30, 2024 and May 31, 2024, the Company had provided $46,895 as obsolescence reserve on some slow-moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2024	May 31, 2024
Promotional display racks	2 years	$30,709	$30,709
Furniture and Fixtures	5 years	37,475	5,759
Computer Equipment	3 years	10,496	22,130
Plant Equipment	5-10 years	309,868	264,168
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated Depreciation		(116,300)	(95,003)
Total Property, plant and equipment, net		$305,433	$260,948

Depreciation expense amounted to $11,405 and $8,410 for the three months ended November 30, 2024 and 2023, respectively.  Depreciation expense amounted to $21,298 and $17,272 for the six months ended November 30, 2024 and 2023, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	November 30, 2024	May 31, 2024
Licensing Rights	3 years	$22,080	$34,024
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product Certification Testing	3 years	41,840	—
Less: Accumulated Amortization		(184,013)	(169,920)
Intangible assets, net		$324,907	$309,104

Goodwill arising through the business combination in June 2022 was $2,152,215 at November 30, 2024.

Amortization expense amounted to $23,035 and $19,375 for the three months ended November 30, 2024 and 2023, respectively. Amortization expense amounted to $26,037 and $35,522 for the six months ended November 30, 2024 and 2023, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	November 30, 2024	May 31, 2024
Credit Cards	$3,631	$5,734
Royalty Payment Accrual	—	3,376
Sales Tax Payable	315,377	231,283
Accrued expenses	12,387	92,543
Total other current liabilities	$331,395	$332,936

Note 8 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of principal and interest of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded, on the accompanying unaudited consolidated financial statements, and paid interest of $1,296, and $562, during the three months ended November 30, 2024 and 2023, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 8 – Notes Payable (continued)

As of November 30, 2024 and May 31, 2024, the outstanding balance of the loan amounted to $143,342 and $146,594, respectively.

The amounts of loan payments due in the next 12 months ended November 30, are as follows:

Total
2025	$143,342
Total	$143,342

Note 9 – Stockholders’ Equity

Shares Authorized

As of November 30, 2024, the authorized capital of the Company consists of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

NOVEMBER 30, 2024

Note 9 – Stockholders’ Equity (continued)

The holders of shares of Series A Preferred Stock have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the common stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of common stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of common stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible at the option of the holder thereof, at any time after the second anniversary of the date of the first issuance of the shares of Series A Preferred Stock into one fully paid and nonassessable share of common stock for each 20 shares of Series A Preferred Stock; provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the applicable rules and regulations thereunder.

The conversion provisions of the Company’s Series A Preferred Stock were proportionately adjusted in connection with the Reverse Stock Split, and the number of shares of Series A Preferred Stock issued and outstanding was not affected by the Reverse Stock Split.

On March 5, 2024, the Company entered into repurchase agreements with certain stockholders of the Company to purchase in the aggregate 207,748,250 shares of Series A Preferred Stock of the Company (equivalent, in aggregate, to 10,387,413 shares of the Company’s common stock on an as converted basis) for the aggregate cash consideration of $1,246,490. Such repurchase was approved by the Company’s Board of Directors. Following the repurchase, 42,251,750 shares of Series A Preferred Stock remained outstanding. The Company recorded a credit of $1,329,588 to the retained earnings, in the fiscal year 2024, for the difference between the carrying value of the preferred stock repurchased and the cash paid to the stockholders.

During the six months ended November 30, 2024, certain stockholders of 11,118,250 preferred shares converted their preferred stock into 555,913 shares of common stock.

As of November 30, 2024 and May 31, 2024, 31,133,500 and 42,251,750 shares of Series A Preferred Stock, respectively, were issued and outstanding.

Common Stock

As of November 30, 2024, 6,466,852 shares of common stock were issued and outstanding.

The Reverse Stock Split as more fully discussed in Note 2, did not change the par value of the common stock, modify any voting rights or other terms of the common stock, or change the number of authorized shares of the Company. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

On October 8, 2024, the Board of Directors approved the amendment and restatement of the Plan in order to increase the number of shares authorized for issuance under the Plan by 800,000 shares, any or all of which may be issued pursuant to grants of “incentive stock options” (within the meaning of Section 422 of the Internal Revenue Code). The amendment and restatement of the Plan became effective December 18, 2024, following shareholder approval.

The total number of shares initially authorized for issuance under the Plan was 500,000 shares. The Plan has since been amended to increase the number of shares authorized for issuance under the Plan to 2,050,000 shares of common stock. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to Board approval prior to such date. Such potential increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board. The number of shares authorized for issuance under the Plan will not change unless the Board affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. Shares surrendered or withheld to pay the exercise price of a stock option or to satisfy tax withholding requirements will not be added back to the number of shares available under the Plan. To the extent that any shares of common stock awarded or subject to issuance or purchase pursuant to awards under the Plan are not delivered or purchased, or are reacquired by the Company, for any reason, including a forfeiture of restricted stock or failure to earn performance shares, or the termination, expiration or cancellation of a stock option, or any other termination of an award without payment being made in the form of shares of common stock will be added to the number of shares available for awards under the Plan. The number of shares available for issuance under the Plan will be adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from payment of a stock dividend on common stock, a stock split or subdivision or combination of shares of common stock, or a reorganization or reclassification of common stock, or any other change in the structure of shares of common stock, as determined by the Board. Shares available for awards under the Plan will consist of authorized and unissued shares.

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

NOVEMBER 30, 2024

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

On November 13, 2024, the Company issued stock options to one consultant to purchase, in aggregate, up to 5,000 shares of its common stock, at an exercise price of $4.00 per share valued at $20,000 and expiring on October 31, 2034. The options vest quarterly over a year beginning on February 28, 2025.

On October 14, 2024, the Company issued to two Company officers stock options to purchase, in the aggregate, up to 600,000 shares of its common stock, at an exercise price of $4.01 per share valued at $2,406,000 and expiring in ten years from the date of grant. The options vest over forty-eight equal monthly installments starting on the grant date.

During the three months ended August 31, 2024, the Company issued stock options, to two consultants, to purchase, in the aggregate, up to 24,000 shares of its common stock, at an exercise price equal to the Company’s closing price on the NYSE American on the date of grant. The options are valued at approximately $195,960 and expire in ten years from the date of grant.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 9 – Stockholders’ Equity (continued)

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the six months ended November 30, 2024:

November 30, 2024
Risk free interest rate	3.95%
Expected life	7 years
Expected volatility	464%
Expected dividend	-

The following table summarizes the activities for the Company’s stock options for the six months ended November 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding as of May 31, 2024	268,750	$1.84	7.9
Granted	629,000	4.17
Exercised/Forfeited	—	—
Less: Unvested at November 30, 2024	(650,500)	4.11	6.7
Vested at November 30, 2024	247,250	$2.13	7.6

During the six months ended November 30, 2024, the Company expensed $211,055 with respect to options, of which $130,208 was included in General and administrative, and $80,847 in Sales and marketing, respectively, in the accompanying Consolidated Statements of Operations. During the six months ended November 30, 2023, the Company expensed $102,215 with respect to stock options, which was included in General and administrative in the accompanying Consolidated Statements of Operations.

Restricted Stock Awards and Restricted Shares Issued

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

Effective November 13, 2024, the Company issued 2,000 shares of restricted common stock to a consultant for services relating to expansion of the Company into new markets. The shares were valued at $8,000 based on the Company’s closing price on the NYSE American on the date of grant. The shares vested upon grant and will be expensed over the six month service period of the consultant beginning from the grant date.

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the six months ended November 30, 2024, the Company expensed $97,500 related to restricted stock awards included in General and administrative in the accompanying Consolidated Statements of Operations, and $293,909 related to restricted stock expenses of which $293,054 was included in General and administrative and $855 in Sales and marketing, respectively, in the accompanying Consolidated Statements of Operations. During the six months ended November 30, 2023, the Company expensed $0 related to restricted stock awards and restricted stock expense.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 10 – Commitments and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU 2016-02, “Leases” on June 1, 2019, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or if the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. For our real estate leases, the Company applies a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. For variable costs that may change during the lifetime of the lease, the Company expenses as incurred. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

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

During the six months ended November 30, 2024, the Company entered into two new lease agreements. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. The expiration dates of the leases are on various dates between December 1, 2024 and January 31, 2029.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the three months ended November 30, 2024 and 2023, the Company recorded operating lease costs in the amount of $49,080 and $18,659, respectively. During the six months ended November 30, 2024 and 2023, the Company recorded operating lease costs in the amount of $67,739 and $37,317, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying Consolidated Statements of Operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of November 30, 2024 was 3.8 years and 13.0%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	November 30, 2024	May 31, 2024
Right of use assets	$899,239	$131,970
Accumulated reduction	(161,988)	(95,218)
Operating lease assets, net	$737,251	$36,752

Liabilities
Lease liability	$899,239	$131,970
Accumulated reduction	(161,081)	(95,218)
Total lease liability, net	738,158	36,752
Current portion	(207,077)	(36,752)
Non-current portion	$531,081	$—

Maturities of operating lease liabilities were as follows as of November 30, 2024:

Operating Lease (fiscal year-end)
2025 (six months remaining)	$94,651
2026	258,005
2027	269,437
2028	218,420
2029	128,040
Total	$968,553
Less: Imputed interest	(230,395)
Present value of lease liabilities	$738,158

Accounts Payable

During the three months ended November 30, 2024, the Company renewed its relationship with an entity, and as a result of the agreement, $218,699 previously due in relation to royalties, was forgiven and included in Sales and marketing in the accompanying Consolidated Statements of Operations.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer (“CEO”), Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid approximately $127,000 in consulting fees for the six months ended November 30, 2024. As of November 30, 2024 and May 31, 2024, the Company had amounts payable to Intrepid of $178,520 and $11,798, respectively. These advances were short-term in nature and non-interest bearing. The Company's Board Member, Chief Financial Officer ("CFO"), and Chief Operating Officer ("COO") has a controlling interest in BZ Capital Strategies. BZ Capital Strategies was paid $75,000 in consulting fees for the six months ended November 30, 2024.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2024 and May 31, 2024, the Company held cash of approximately $4,463,897 and $3,003,876, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2024.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier

The Company predominantly sells the products direct-to-consumer. There was no single customer that accounted for greater than 10% of consolidated net sales for the three and six months ended November 30, 2024 and 2023.

During the three months ended November 30, 2024, approximately 90.2% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the three months ended November 30, 2023, approximately 94.6% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

During the six months ended November 30, 2024, approximately 91.2% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the six months ended November 30, 2023, approximately 93.9% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address).

As of November 30, 2024, accounts receivable from customers that accounted for more than 10% of sales transactions were from one customer amounting to 14.5%. As of May 31, 2024, no single customer accounted for more than 10% of accounts receivable.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The two largest vendors accounted for 73.2% and 15.9%, respectively, of all purchases for the three months ended November 30, 2024. For the three months ended November 30, 2023, the largest vendor accounted for 82.7% of all purchases. For the six months ended November 30, 2024, the two largest vendors accounted for 61.8% and 26.0%, respectively, of all purchases. For the six months ended November 30, 2023, the largest vendor accounted for 86.7% of all purchases.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 13 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Sales, net
Hair care and skin care	$284,545	$230,741	$836,054	$545,594
Hearing enhancement and protection	7,448,029	8,190,936	12,747,792	13,982,352
Total net sales	$7,732,574	$8,421,677	$13,583,846	$14,527,946

Operating earnings
Segment gross profit:
Hair care and skin care	$173,507	$172,583	$429,996	$394,107
Hearing enhancement and protection	5,324,540	6,085,356	9,221,699	10,511,398
Total segment gross profit	5,498,047	6,257,939	9,651,695	10,905,505
Selling and Marketing	3,377,760	3,672,780	6,047,231	6,879,621
General and Administrative	1,447,416	1,321,247	3,072,295	2,588,215
Consolidated operating income	$672,871	$1,263,912	$532,169	$1,437,669

Total Assets:
Hair care and skin care	$4,039,069	$5,439,289	$4,039,069	$5,439,289
Hearing enhancement and protection	9,670,630	7,686,720	9,670,630	7,686,720
Consolidated total assets	$13,709,699	$13,126,009	$13,709,699	$13,126,009

Payments for property and equipment
Hair care and skin care	$—	$—	$—	$—
Hearing enhancement and protection	65,783	19,885	107,623	70,845
Consolidated total payments for property and equipment	$65,783	$19,885	$107,623	$70,845

Depreciation and amortization
Hair care and skin care	$839	$1,417	$1,678	$2,835
Hearing enhancement and protection	33,601	26,368	45,657	53,187
Consolidated total depreciation and amortization	$34,440	$27,785	$47,335	$56,022

Geographic Area Information

For geographic area information of sales for the three and six months ended November 30, 2024, see Note 12 – Concentrations.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

We recorded an income tax expense of $67,250 for the three months ended November 30, 2024 and an income tax expense of $364,393 for the three months ended November 30, 2023. We recorded an income tax expense of $67,250 for the six months ended November 30, 2024 and an income tax expense of $430,382 for the six months ended November 30, 2023.

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

Results of Operations

Our results of operations are summarized below.

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Sales, net	$7,732,574	$8,421,677	$13,583,846	$14,527,946
Cost of sales	2,234,527	2,163,738	3,932,151	3,622,441
Gross profit	5,498,047	6,257,939	9,651,695	10,905,505
Total operating expenses	4,825,176	4,994,027	9,119,526	9,467,836
Income from operations	672,871	1,263,912	532,169	1,437,669
Net income after tax	$633,706	$1,018,075	$523,901	$1,172,527

We calculate EBITDA by taking net income calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and adjusting for income taxes, interest income or expense, and depreciation and amortization. We calculate adjusted EBITDA as EBITDA, further adjusted for stock-based compensation. Adjusted EBITDA is also presented as a percentage of revenue, which is calculated by dividing the non-GAAP Adjusted EBITDA for a period by revenue for the same period. Other companies may calculate EBITDA and adjusted EBITDA differently, limiting the usefulness of these measures for comparative purposes. We believe that these non-GAAP measures of financial results provide useful information regarding certain financial and business trends relating to our financial condition and results of operations, and management considers EBITDA and adjusted EBITDA important indicators in evaluating our business on a consistent basis across various periods for trend analyses. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and are subject to inherent limitations as they reflect the exercise of judgments by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. Investors should review the reconciliation of these non-GAAP financial measures to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,

	2024	2023	2024	2023

Net income (GAAP)	$633,706	$1,018,075	$523,901	$1,172,527
Income taxes	67,250	364,393	67,250	430,382
Interest (income) expense, net	(26,044)	(36,185)	(54,675)	(73,034)
Depreciation and amortization	34,440	27,785	47,335	56,022
Total EBITDA (Non-GAAP)	709,352	1,374,068	583,811	1,585,897

Adjustments:

Stock-based compensation	304,600	51,108	602,464	102,215

Total Adjusted EBITDA (Non-GAAP)	$1,013,952	$1,425,176	$1,186,275	$1,688,112

Sales, net (GAAP)	$7,732,574	$8,421,677	$13,583,846	$14,527,946
Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	13.1%	16.9%	8.7%	11.6%

For the Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

Net sales for the three months ended November 30, 2024 and 2023 were $7,732,574 and $8,421,677, respectively. Net sales for the three months ended November 30, 2024 decreased by $689,103 or 8%, as compared to the three months ended November 30, 2023. This decrease is primarily due to the timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Additionally, reduced advertising expenditure adversely affected direct to consumer sales in the three months ended November 30, 2024, as well as an increase of discounts as a percentage of revenue, offset by the strength in our distribution channels for AXIL products, and an increase in distributor sales in our hair and skin care products.

For the three months ended November 30, 2024, the overall cost of sales increased by $70,789 or 3%, as compared to the three months ended November 30, 2023, which was primarily due to the relative increase in sales of the Company’s hair and skin care products. Cost of sales as a percentage of net revenues for the three months ended November 30, 2024 was 28.9% as compared to 25.7% for the comparable period in 2023. The increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in sales to distributors in our hair and skin care products bearing lower margins, and an increase in sales of lower margin products in our hearing enhancement and protection segment.

Gross profit for the three months ended November 30, 2024 and 2023 was $5,498,047 and $6,257,939, respectively. Gross profit as a percentage of sales for the three months ended November 30, 2024, was 71.1% as compared to 74.3% for the comparable period in 2023. The decrease in the gross profit margin for the three months ended November 30, 2024 was primarily attributable to an increase in cost of sales as a percentage of revenue, and an increase of discounts as a percentage of revenue.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $168,851 or 3% from $4,994,027 in the three months ended November 30, 2023 to $4,825,176 in the three months ended November 30, 2024. Operating expense as a percentage of revenue for the three months ended November 30, 2024 was 62.4% compared 59.3% for the comparable period in 2023. Included in operating expenses were non-cash stock-based compensation of $304,600 and $51,111 in the three months ended November 30, 2024 and 2023, respectively. The decrease in operating expenses related primarily to lower advertising costs, and a forgiveness of accounts payable of approximately $220,000, partially offset by an increase of stock-based compensation expense and an increase in salaries and consulting fees. During the three months ended November 30, 2024, we incurred approximately $130,000 in consulting fees to support our expansion into new geographic markets, compared to $0 for the same period in 2023. Of this amount, approximately $50,000 was related to stock-based compensation. We have also incurred additional costs related to new product lines. We believe we have not yet realized the anticipated benefits from our recent efforts to expand into new geographic markets and product lines.

Income from operations for the three months ended November 30, 2024 was $672,871 compared to $1,263,912 for the three months ended November 30, 2023. The decrease in income from operations of $591,041 or 46.8% was primarily related to the timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Additionally, there was an increase in our non-cash stock-based compensation and lower gross profit, partially offset by a forgiveness of accounts payable.

For the three months ended November 30, 2024 provision for income taxes was $67,250. For the three months ended November 30, 2023, provision for income tax expense was $364,393.

As a result of the above, and a gain on settlement of debt of approximately $79,000 in the prior year period that did not recur in the current period, we reported a net income of $633,706 and a net income of $1,018,075 for the three months ended November 30, 2024 and 2023, respectively.

Adjusted EBITDA for the three months ended November 30, 2024 and 2023 were $1,013,952 and $1,425,176, respectively. The decrease of $411,224 was primarily related to the timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Adjusted EBITDA as a percentage of sales, net for the three months ended November 30, 2024 and 2023, were 13.1% and 16.9%, respectively. The decline was primarily due to the decrease in the gross margin and the increase in costs related to our expansion into new geographic markets and product lines, partially offset by a forgiveness of accounts payable of approximately $220,000.

For the Six Months Ended November 30, 2024 Compared to the Six Months Ended November 30, 2023

Net sales for the six months ended November 30, 2024 and 2023 were $13,583,846 and $14,527,946, respectively. Net sales for the six months ended November 30, 2024 decreased by $944,100 or 6%, as compared to the six months ended November 30, 2023. This decrease is primarily due to the timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Additionally, reduced advertising expenditure adversely affected direct to consumer sales in the six months ended November 30, 2024, as well as an increase of discounts as a percentage of revenue, offset by the strength in our distribution channels for AXIL products, and an increase in distributor sales in our hair and skin care products.

For the six months ended November 30, 2024, the overall cost of sales increased by $309,710 or 9%, as compared to the six months ended November 30, 2023, which was primarily due to the relative increase in sales of the Company’s hair and skin care products. Cost of sales as a percentage of net revenues for the six months ended November 30, 2024 was 28.9% as compared to 24.9% for the comparable period in 2023. The increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in sales to distributors in our hair and skin care products bearing lower margins, and an increase in sales of lower margin products in our hearing enhancement and protection segment.

Gross profit for the six months ended November 30, 2024 and 2023 was $9,651,695 and $10,905,505, respectively. Gross profit as a percentage of sales for the six months ended November 30, 2024, was 71.1% as compared to 75.1% for the comparable period in 2023. The decrease in the gross profit margin for the six months ended November 30, 2024 was primarily attributable to an increase in cost of sales as a percentage of revenue, and an increase of discounts as a percentage of revenue.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $348,310 or 4% from $9,467,836 in the six months ended November 30, 2023 to $9,119,526 in the six months ended November 30, 2024. Operating expenses as a percentage of net revenues for the six months ended November 30, 2024, were 67.1% compared to 65.2% for the six months ended November 30, 2023. Included in operating expenses were non-cash stock-based compensation of $602,464 and $102,215 in the six months ended November 30, 2024 and 2023, respectively. The decrease in operating expenses related primarily to a net decrease in advertising expenses, and a forgiveness of account payable amounting to approximately $220,000 partially offset by an increase of stock-based compensation of $500,249 and increased professional and consulting fees. During the six months ended November 30, 2024, we incurred approximately $200,000 in consulting fees to support our expansion into new geographic markets, compared to $0 for the same period in 2023. Of this amount, approximately $80,000 was related to stock-based compensation. We have also incurred additional costs related to new product lines. We believe we have not yet realized the anticipated benefits from our recent efforts to expand into new geographic markets and product lines.

Income from operations for the six months ended November 30, 2024, was $532,169 compared to income of $1,437,669 for the six months ended November 30, 2023. The decrease in income from operations of $905,500 or 63.0% was primarily timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Additionally, there was a decrease related to the increase of our non-cash stock-based compensation and lower gross profit, partially offset by a forgiveness of accounts payable.

For the six months ended November 30, 2024, provision for income tax expense was $67,250. For the six months ended November 30, 2023, provision for income tax expense was $430,382.

As a result of the above, and a gain on settlement of debt of approximately $79,000 in the prior year period that did not recur in the current period, we reported a net income of $523,901 and $1,172,527 for the six months ended November 30, 2024 and 2023, respectively.

Adjusted EBITDA for the six months ended November 30, 2024 and 2023 were $1,186,275 and $1,688,112 respectively. The decrease of $501,837 was primarily related to the timing of post-Thanksgiving sales events, as a significant portion of these sales will be recognized in the third quarter this fiscal year, whereas sales from post-Thanksgiving sales events were recognized entirely in the second quarter in the prior fiscal year. Adjusted EBITDA as a percentage of sales, net for the six months ended November 30, 2024 and 2023, were 8.7% and 11.6%, respectively. The decline was primarily due to the decrease in the gross margin and the increase in costs related to our expansion into new geographic markets and product lines, partially offset by a forgiveness of accounts payable of approximately $220,000.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we earned net income and have cash provided by operations for the six months ended November 30, 2024, we have incurred operating losses in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2025. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL & Associated Brands’ assets in June 2022, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines and introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended November 30, 2024, was $1,904,174, compared to $1,252,113 for the same period in 2023. This improvement primarily resulted from our strategic decision to increase inventory levels as of May 31, 2024 to accommodate new product variations and packaging aimed at expanding into new markets. Inventory sold during the six months ended November 30, 2024, contributed positively to cash flows. We also negotiated a forgiveness of accounts payable during the six months ended November 30, 2024, resulting in an improvement of operating cash flows of approximately $220,000 offset by timing of net changes in operating assets and liabilities excluding inventory.

Investing Activities

Net cash flows used in investing activities for the six months ended November 30, 2024 was $107,623 due to the purchase of intangibles and property and equipment for the Company’s business. For the six months ended November 30, 2023, net cash flows used in investing activities were $70,845, attributable to the cash used in the purchase of property and equipment primarily relating to our expansion into new product lines.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2024 was $163,470, and were from advances made from a related party of $166,722 partially offset by a repayment of the note payable of $3,252. Net cash flows used in financing activities for the six months ended November 30, 2023 were $51,519 primarily related to the repayment of note payable of $24,657 and payments to our related party of $25,212.

As of November 30, 2024, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $143,342, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common or preferred stock or of debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. We do not have any plans to seek additional financing at this time and anticipate that our existing cash equivalents and cash provided by operations will be sufficient to meet our working capital requirements. However, if the need arises for additional cash, there can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

As of November 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three and six months ended November 30, 2024, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on this evaluation of disclosure controls and procedures as of November 30, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended November 30, 2024 that has materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.6	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1*	Form of Stock Option Agreement (2024) (2022 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2024).
10.2*	AXIL Brands, Inc. Amended and Restated 2022 Equity Incentive Plan (effective as of December 18, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).
10.3*	Form of Restricted Stock Award Agreement (2024) (2022 Equity Incentive Plan)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Office Lease Agreement dated October 15, 2024 between New Lion Enterprises LLC and AXIL Brands, Inc.	X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: January 8, 2025

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

-10-