Form 10-Q
period 2025-02-28
Axil Brands, Inc.
filed 2025-04-08
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 7, 2025, there were 6,649,852 shares of the registrant’s common stock, $0.0001 par value, outstanding.

AXIL BRANDS, INC. AND SUBSIDIARY

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations, including expected growth, such as the proposed expansion of our offline retail presence and entry into international markets, and the potential divestiture of the Company’s hair and skin care business, which may not occur in a timely manner, or at all; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, increased tariffs and other trade restrictions and barriers, interest rate changes, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and conflict in the Middle East, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to climate change; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of ongoing labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflict in the Middle East and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired, including the potential divestiture of the Company’s hair and skin care business; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales; labor relations; the potential impact of environmental, social and governance matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “can,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “propose,” “plan,” “design,” “potential,” “focus” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict.

We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, AXIL Brands, Inc. (“AXIL Brands, Inc.,” “AXIL,” the “Company,” “we,” “us,” and “our”) has identified material factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

-ii-

AXIL BRANDS, INC. AND SUBSIDIARY

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,743,470	$3,253,876
Accounts receivable, net	801,390	509,835
Inventory, net	2,744,436	3,394,023
Prepaid expenses and other current assets	961,876	809,126

Total Current Assets	9,251,172	7,966,860

OTHER ASSETS:
Property and equipment, net	375,035	260,948
Intangible assets, net	357,793	309,104
Right of use asset	672,221	36,752
Deferred tax asset	121,791	231,587
Other assets	20,720	16,895
Goodwill	2,152,215	2,152,215

Total Other Assets	3,699,775	3,007,501

TOTAL ASSETS	$12,950,947	$10,974,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$896,365	$967,596
Customer deposits	38,586	154,762
Contract liabilities- current	786,834	905,311
Notes payable	140,958	146,594
Due to related party	28,576	11,798
Lease liability, current	227,418	36,752
Income tax liability	120,335	242,296
Other current liabilities	210,679	332,936

Total Current Liabilities	2,449,751	2,798,045

LONG TERM LIABILITIES:
Lease liability, long term	482,842	-
Contract liabilities- long term	361,488	480,530

Total long term liabilities	844,330	480,530

Total Liabilities	3,294,081	3,278,575

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized; 27,773,500 and 42,251,750 shares issued and outstanding as of February 28, 2025 and May 31, 2024, respectively	2,777	4,225
Common stock, $0.0001 par value: 450,000,000 shares authorized; 6,649,852 and 5,908,939 shares issued and outstanding as of February 28, 2025 and May 31, 2024, respectively	666	591
Additional paid-in capital	8,687,130	7,825,240
Retained Earnings/(Accumulated deficit)	966,293	(134,270)

Total Stockholders’ Equity	9,656,866	7,695,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,950,947	$10,974,361

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Sales, net	$6,922,367	$6,469,343	$20,506,213	$20,997,289

Cost of sales	1,955,939	1,845,017	5,888,090	5,467,458
Gross profit	$4,966,428	$4,624,326	$14,618,123	$15,529,831
OPERATING EXPENSES:
Sales and marketing	$2,994,052	$3,398,949	$9,041,283	$10,278,570
Compensation and related taxes	200,156	228,869	667,478	713,504
Professional and consulting	796,689	687,138	2,480,707	1,990,426
General and administrative	392,422	413,249	1,313,377	1,213,541

Total Operating Expenses	$4,383,319	$4,728,205	$13,502,845	$14,196,041
INCOME (LOSS) FROM OPERATIONS	$583,109	$(103,879)	$1,115,278	$1,333,790

OTHER INCOME (EXPENSE):
Gain on settlement	-	-	-	79,182
Other income	3,718	6,114	8,025	19,138
Interest income	44,191	52,915	100,162	129,233
Interest expense and other finance charges	(1,271)	(1,495)	(2,567)	(4,779)

Other income (expense), net	$46,638	$57,534	$105,620	$222,774

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$629,747	$(46,345)	$1,220,898	$1,556,564

Provision (benefit) for income taxes	53,085	(827,436)	120,335	(397,054)

NET INCOME	$576,662	$781,091	$1,100,563	$1,953,618

NET INCOME PER COMMON SHARE:
Basic	$0.09	$0.13	$0.17	$0.33
Diluted	$0.07	$0.04	$0.13	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,516,852	5,863,939	6,373,502	5,863,939
Diluted	8,202,402	18,576,914	8,196,605	18,569,140

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(UNAUDITED)

For the three months ended February 28, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

Stock options expense	-	-	-	-	205,880	-	205,880

Stock based compensation	-	-	15,000	3	52,170	-	52,173

Preferred shares converted to common	(3,360,000)	(336)	168,000	16	320	-	-

Net income for the three months ended February 28, 2025	-	-	-	-	-	576,662	576,662

Balance, February 28, 2025	27,773,500	$2,777	6,649,852	$666	$8,687,130	$966,293	$9,656,866

For the three months ended February 29, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, November 30, 2023	250,000,000	$25,000	5,863,939	$586	$10,215,580	$(2,294,465)	$7,946,701

Stock options expense	-	-	-	-	51,105	-	51,105

Restricted stock awards	-	-	15,000	2	7,992	-	7,994

Net income for the three months ended February 29, 2024	-	-	-	-	-	781,091	781,091

Balance, February 29, 2024	250,000,000	$25,000	5,878,939	$588	$10,274,677	$(1,513,374)	$8,786,891

For the nine months ended February 28, 2025

	Preferred Stock		Common Stock Issued/Issuable		Additional Paid-in		Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit)	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	-	$(134,270)	$7,695,786

Stock options expense	-	-	-	-	416,935		-	416,935

Stock based compensation	-	-	17,000	3	443,579		-	443,582

Preferred shares converted to common	(14,478,250)	(1,448)	723,913	72	1,376		-	-

Net income for the nine months ended February 28, 2025	-	-	-	-	-	-	1,100,563	1,100,563

Balance, February 28, 2025	27,773,500	$2,777	6,649,852	$666	$8,687,130	-	$966,293	$9,656,866

For the nine months ended February 29, 2024

	Preferred Stock		Common Stock		Additional Paid-in		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,113,365	-	$(3,466,992)	$6,671,959

Stock options expense	-	-	-	-	153,320		-	153,320

Restricted stock awards	-	-	15,000	2	7,992		-	7,994

Net income for the nine months ended February 29, 2024	-	-	-	-	-	-	1,953,618	1,953,618

Balance, February 29, 2024	250,000,000	$25,000	5,878,939	$588	$10,274,677	-	$(1,513,374)	$8,786,891

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(UNAUDITED)

	For the Nine Months Ended
	February 28, 2025	February 29, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,100,563	$1,953,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,001	83,634
Provision for credit losses	31,834	143,395
Reversal of inventory obsolescence	(23,448)	-
Stock-based compensation	860,517	161,314
Gain on forgiveness of account payable	(218,699)	-
Gain on settlement	-	(79,182)
Deferred income taxes	109,796	(397,054)
Change in operating assets and liabilities:
Accounts receivable	(323,389)	(445,883)
Inventory	673,034	(2,131,429)
Prepaid expenses and other current assets	(156,574)	145,032
Accounts payable	147,472	1,061,420
Other current liabilities	(322,358)	(144,052)
Contract liabilities	(237,519)	(11,490)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,734,230	339,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(101,690)	-
Purchase of property and equipment	(154,088)	(80,192)

NET CASH USED IN INVESTING ACTIVITIES	(255,778)	(80,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing	-	(2,200)
Repayment of note payable	(5,636)	(25,438)
Advances from (payments to) a related party	16,778	(176,608)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,142	(204,246)

NET INCREASE IN CASH	1,489,594	54,885

CASH - Beginning of period	3,253,876	4,832,682

CASH - End of period	$4,743,470	$4,887,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,567	$4,681
Income taxes	$132,500	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$767,269	$-

See accompanying notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2025 and February 29, 2024, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2024. The results of operations for the three and nine months ended February 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2025. The unaudited consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

FEBRUARY 28, 2025

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

Reclassifications

Certain reclassifications have been made to prior periods to conform with the current year reporting. For the three and nine months ended February 29, 2024, $134,216 and $519,401, respectively, were reclassified from General and administrative to Professional and consulting on the accompanying unaudited Consolidated Statements of Operations. There was no change to total operating expenses for the three and nine months ended February 29, 2024 as a result of this reclassification.

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

FEBRUARY 28, 2025

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory and prepayments for trade shows and marketing events which will be utilized within a year, prepayments on credit cards and the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory was $468,903 and $472,904 as of February 28, 2025 and May 31, 2024, respectively.

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

FEBRUARY 28, 2025

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

As of February 28, 2025, and May 31, 2024, contract liabilities amounted to $1,148,322 and $1,385,841, respectively. As of February 28, 2025, and May 31, 2024, contract liabilities associated with product invoiced but not received by customers at the balance sheet date was $0 and $0, respectively; contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of one, two and three years was $993,427 and $1,251,710, respectively; and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $150,818 and $130,201, respectively. Our contract liabilities amounts are expected to be recognized over a period of between one year to three years. Approximately $348,088 is expected to be recognized in the remainder of the fiscal year, $523,150 is expected to be recognized in fiscal year 2026, and $104,356 in fiscal year 2027 and $172,728 in fiscal year 2028. Contract liabilities associated with gift cards purchased by customers amounted to $4,077 and $3,930, respectively as of February 28, 2025 and May 31, 2024.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 2 – Basis of Presentation and Summary of Critical Accounting Policies (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product and shipping fees related to product procurement.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expenses were $253,573 and $313,318 for the three months ended February 28, 2025 and February 29, 2024, respectively. Shipping costs included in marketing and selling expense were $768,625 and $807,333 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

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

FEBRUARY 28, 2025

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

FEBRUARY 28, 2025

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three and nine months ended February 28, 2025 and February 29, 2024.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

Net income per share of Common Stock

Basic net income per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For the three and nine months ended February 28, 2025 and February 29, 2024, certain stock options, preferred shares and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The dilutive common stock equivalent shares consist of preferred stock, stock options, and restricted stock awards were computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Net income	$576,662	$781,091	$1,100,563	$1,953,618

Weighted average basic shares	6,516,852	5,863,939	6,373,502	5,863,939
Dilutive securities:
Convertible preferred stock	1,494,008	12,500,000	1,633,277	12,500,000
Stock options	178,875	212,975	177,221	205,201
Restricted stock awards	12,667	-	12,605	-
Weighted average dilutive shares	8,202,402	18,576,914	8,196,605	18,569,140

Earnings per share:
Basic	$0.09	$0.13	$0.17	$0.33
Diluted	$0.07	$0.04	$0.13	$0.11

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

The Company renewed its lease for its previous corporate headquarters commencing December 1, 2022, under lease agreements classified as an operating lease, which expired on December 1, 2024. The Company signed lease agreements in September 2024 for a warehouse along with a new lease for its corporate headquarters commencing October 1, 2024 and November 1, 2024, respectively. Please see Note 10 – “Commitments and Contingencies” under “Leases” below for more information about the Company’s leases.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	February 28, 2025	May 31, 2024
Customers receivable	$776,313	$524,730
Merchant processor receivable	117,156	78,417
Less: Allowance for credit losses	(92,079)	(93,312)
Accounts receivables, net	$801,390	$509,835

The Company recorded a provision for credit losses of $3,880 and $79,068 during the three months ended February 28, 2025 and February 29, 2024, respectively. The Company recorded a provision for credit losses of $31,834 and $143,395 during the nine months ended February 28, 2025 and February 29, 2024, respectively.

Note 4 – Inventory, net

Inventory consisted of the following:

	February 28, 2025	May 31, 2024
Finished Goods	$2,728,309	$3,190,344
Raw Materials	16,127	203,679
Inventory	$2,744,436	$3,394,023

As of February 28, 2025 and May 31, 2024, inventory held at third party locations amounted to $322,012 and $58,242, respectively. As of February 28, 2025 and May 31, 2024, inventory in-transit amounted to $127,750 and $15,738, respectively. As of February 28, 2025 and May 31, 2024, the Company had provided $23,448 and $46,895, respectively, as obsolescence reserve on certain slow-moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 28, 2025	May 31, 2024
Promotional display racks	2 years	$39,565	$30,709
Furniture and Fixtures	5 years	67,653	5,759
Computer Equipment	3 years	18,558	22,130
Plant Equipment	5-10 years	351,078	264,168
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated Depreciation		(135,004)	(95,003)
Total Property, plant and equipment, net		$375,035	$260,948

Depreciation expense amounted to $18,703 and $8,237 for the three months ended February 28, 2025 and February 29, 2024, respectively.  Depreciation expense amounted to $40,001 and $25,508 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	February 28, 2025	May 31, 2024
Licensing Rights	3 years	$22,080	$34,024
Customer Relationships	3 years	70,000	70,000
Trade Names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product Certification Testing	3 years	101,690	-
Less: Accumulated Amortization		(210,977)	(169,920)
Intangible assets, net		$357,793	$309,104

Goodwill arising through the business combination in June 2022 was $2,152,215 at February 28, 2025.

Amortization expense amounted to $26,963 and $19,375 for the three months ended February 28, 2025 and February 29, 2024, respectively. Amortization expense amounted to $53,000 and $58,126 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Note 7 – Other Current Liabilities

Other current liabilities comprised of the following:

	February 28, 2025	May 31, 2024
Credit Cards	$245	$5,734
Royalty Payment Accrual	-	3,376
Sales Tax Payable	197,536	231,283
Accrued expenses	12,898	92,543
Total other current liabilities	$210,679	$332,936

Note 8 – Notes Payable

During the year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of principal and interest of $731 per month, beginning May 18, 2021 until May 13, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the year ended May 31, 2022, the Company received additional $10,000 of borrowings under the program. The Company received a loan forgiveness for $10,000 during the year ended May 31, 2022. The Company recorded interest expense, on the accompanying unaudited consolidated financial statements, of $1,271 and $1,495, during the three months ended February 28, 2025 and February 29, 2024, respectively and $2,567 and $4,779, during the nine months ended February 28, 2025 and February 29, 2024, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 8 – Notes Payable (continued)

As of February 28, 2025 and May 31, 2024, the outstanding balance of the loan amounted to $140,958 and $146,594, respectively.

The amounts of loan payments due in the next 12 months from February 28, 2025, are as follows:

	February 28, 2025	May 31, 2024
Economic Injury Disaster Loan Program (EIDL)	$140,958	$146,594

Note 9 – Stockholders’ Equity

Shares Authorized

As of February 28, 2025, the authorized capital of the Company consisted of 450,000,000 shares of common stock, par value $0.0001 per share and 300,000,000 shares of preferred stock, par value $0.0001 per share.

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

FEBRUARY 28, 2025

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

During the nine months ended February 28, 2025, certain stockholders of 14,478,250 preferred shares converted their preferred stock into 723,913 shares of common stock.

As of February 28, 2025 and May 31, 2024, 27,773,500 and 42,251,750 shares of Series A Preferred Stock, respectively, were issued and outstanding.

Effective March 24, 2025, the Company’s board of directors ratified certain past actions which provided that all shares of preferred stock that were repurchased by the Company along with those that were converted into shares of common stock would be considered retired. The Company retired 222,226,500 Series A preferred shares that were previously repurchased by the Company or converted into shares of common stock prior to such date.

Common Stock

As of February 28, 2025, 6,649,852 shares of common stock were issued and outstanding.

See Preferred stock and Restricted Stock Awards and Restricted Shares Issued sections within this footnote for detailed discussions of common stock.

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

FEBRUARY 28, 2025

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

FEBRUARY 28, 2025

Note 9 – Stockholders’ Equity (continued)

Subject to the Plan’s terms, the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause, as determined by the Board in its sole discretion.

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

On January 2, 2025, the Company issued stock options to one employee to purchase, in aggregate, up to 5,000 shares of its common stock, at an exercise price of $4.00 per share valued at $20,000 and expiring on December 31, 2034. The options vest quarterly over a year beginning on March 1, 2025.

On November 13, 2024, the Company issued stock options to one employee to purchase, in aggregate, up to 5,000 shares of its common stock, at an exercise price of $4.00 per share valued at $20,000 and expiring on October 31, 2034. The options vest quarterly over a year beginning on February 28, 2025.

On October 14, 2024, the Company issued to two Company officers stock options to purchase, in the aggregate, up to 600,000 shares of its common stock, at an exercise price of $4.01 per share valued at $2,406,000 and expiring in ten years from the date of grant. The options vest over forty-eight equal monthly installments starting on the grant date.

During the three months ended August 31, 2024, the Company issued stock options, to two consultants, to purchase, in the aggregate, up to 24,000 shares of its common stock, at an exercise price equal to the Company’s closing price on the NYSE American on the date of grant which ranged from $5.94-$10.39. The options are valued at approximately $195,960 and expire in ten years from the date of grant.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 9 – Stockholders’ Equity (continued)

The following table presents the range of assumptions used to estimate the fair value of the stock options granted during the nine months ended February 28, 2025:

February 28, 2025
Risk free interest rate	3.84% - 4.43
Expected life	5 - 7 years
Expected volatility	458% - 467%
Expected dividend	-

The following table summarizes the activities for the Company’s stock option activity for the nine months ended February 28, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding as of May 31, 2024	268,750	$1.84	7.9
Granted	634,000	4.17
Exercised/Forfeited	-	-
Less: Unvested at February 28, 2025	(571,000)	4.09	6.1
Vested at February 28, 2025	331,750	$2.42	7.6

During the nine months ended February 28, 2025, the Company expensed $416,935 with respect to options, of which $280,584 was included in General and administrative, and $136,352 in Sales and marketing, respectively, in the accompanying Consolidated Statements of Operations. During the nine months ended February 29, 2024, the Company expensed $153,320 with respect to stock options, which was included in General and administrative in the accompanying Consolidated Statements of Operations.

Restricted Stock Awards and Restricted Shares Issued

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on January 13, 2025, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $62,250.

Effective February 14, 2024, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $195,000.

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

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the nine months ended February 28, 2025, the Company expensed $443,582 related to restricted stock awards and restricted stock expense, of which $438,892 was included in General and administrative in the accompanying Consolidated Statements of Operations, and $4,690 in Sales and marketing, in the accompanying Consolidated Statements of Operations. During the nine months ended February 29, 2024, the Company expensed $7,994 related to restricted stock awards and restricted stock expense.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 10 – Commitments and Contingencies

Leases

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

During the nine months ended February 28, 2025, the Company entered into two new lease agreements. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. The expiration dates of the leases are on September 30, 2027 and January 31, 2029.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the three months ended February 28, 2025 and February 29, 2024, the Company recorded operating lease costs in the amount of $66,108 and $18,659, respectively. During the nine months ended February 28, 2025 and February 29, 2024, the Company recorded operating lease costs in the amount of $133,847 and $55,976, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying Consolidated Statements of Operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of February 28, 2025 was 3.6 years and 13.0%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	February 28, 2025	May 31, 2024
Right of use assets	$899,239	$131,970
Accumulated reduction	(227,018)	(95,218)
Operating lease assets, net	$672,221	$36,752

Liabilities
Lease liability	$899,239	$131,970
Accumulated reduction	(188,979)	(95,218)
Total lease liability, net	710,260	36,752
Current portion	(227,418)	(36,752)
Non-current portion	$482,842	$-

Maturities of operating lease liabilities were as follows as of February 28, 2025:

Operating Lease (fiscal year-end)
2025 (three months remaining)	$65,675
2026	258,005
2027	269,437
2028	218,420
2029	128,040
Total	$939,577
Less: Imputed interest	(229,317)
Present value of lease liabilities	$710,260

Accounts Payable

During the nine months ended February 28, 2025, the Company renewed its relationship with an entity, and as a result of the agreement, $218,699 previously due in relation to royalties, was forgiven and included in Sales and marketing in the accompanying Consolidated Statements of Operations.

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

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer (“CEO”), Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid approximately $178,000 in consulting fees for the nine months ended February 28, 2025. As of February 28, 2025 and May 31, 2024, the Company had amounts payable to Intrepid of $28,576 and $11,798, respectively. These advances were short-term in nature and non-interest bearing. The Company’s Board Member, Chief Financial Officer ("CFO"), and Chief Operating Officer ("COO") has a controlling interest in BZ Capital Strategies. BZ Capital Strategies was paid $100,000 in consulting fees for the nine months ended February 28, 2025.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At February 28, 2025 and May 31, 2024, the Company held cash of approximately $3,993,470 and $3,003,876, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 28, 2025.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier

The Company predominantly sells the products direct-to-consumer. There was no single customer that accounted for greater than 10% of consolidated net sales for the three and nine months ended February 28, 2025 and February 29, 2024.

During the three months ended February 28, 2025, approximately 92.8% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the three months ended February 29, 2024, approximately 96.1% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

During the nine months ended February 28, 2025, approximately 91.1% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the nine months ended February 29, 2024, approximately 93.9% of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address).

As of February 28, 2025, accounts receivable from customers that accounted for more than 10% of sales transactions were from two customers amounting to 38.9%. As of May 31, 2024, no single customer accounted for more than 10% of accounts receivable.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The two largest vendors accounted for 68.3% and 26.2%, respectively, of all purchases for the three months ended February 28, 2025. For the nine months ended February 28, 2025, the two largest manufacturing vendors accounted for  65.1% and 26.5%, respectively. For the three months ended February 29, 2024, the two largest manufacturing vendors accounted for 76.0% and 12.2%, respectively. For the nine months ended February 29, 2024, one vendor accounted for 84.8% for all inventory purchases.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

The Company’s segment information is as follows:

	Three months ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales, net
Hair care and skin care	$472,302	$476,864	$1,308,356	$1,022,458
Hearing enhancement and protection	6,450,065	5,992,479	19,197,857	19,974,831
Total net sales	$6,922,367	$6,469,343	$20,506,213	$20,997,289

Operating earnings (loss)
Segment gross profit:
Hair care and skin care	$255,968	$247,859	$685,964	$641,966
Hearing enhancement and protection	4,710,460	4,376,467	13,932,159	14,887,865
Total segment gross profit	4,966,428	4,624,326	14,618,123	15,529,831
Selling and Marketing	2,994,052	3,398,949	9,041,283	10,278,570
General and Administrative	1,389,267	1,329,256	4,461,562	3,917,471
Consolidated operating income (loss)	$583,109	$(103,879)	$1,115,278	$1,333,790

Total Assets:
Hair care and skin care	$4,647,830	$4,232,913	$4,647,830	$4,232,913
Hearing enhancement and protection	8,303,317	8,480,805	8,303,317	8,480,805
Consolidated total assets	$12,950,947	$12,713,718	$12,950,947	$12,713,718

Payments for property and equipment and intangible assets
Hair care and skin care	$1,870	$-	$1,870	$-
Hearing enhancement and protection	146,285	9,347	253,908	80,192
Consolidated total payments for property and equipment and intangible assets	$148,155	$9,347	$255,778	$80,192

Depreciation and amortization
Hair care and skin care	$932	$1,417	$2,610	$4,251
Hearing enhancement and protection	44,734	26,197	90,391	79,383
Consolidated total depreciation and amortization	$45,666	$27,614	$93,001	$83,634

Geographic Area Information

For geographic area information of sales for the three and nine months ended February 28, 2025 see Note 12 – Concentrations.

AXIL BRANDS, INC. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

We recorded an income tax expense of $53,085 for the three months ended February 28, 2025 and an income tax benefit of $827,436 for the three months ended February 29, 2024. We recorded an income tax expense of $120,335 for the nine months ended February 28, 2025 and an income tax benefit of $397,054 for the nine months ended February 29, 2024.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2022, 2023 and 2024 Corporate Income Tax Returns are subject to IRS examination.

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

The Company’s overall business strategy is to establish market awareness of our products through our direct-to-consumer campaigns. The Company’s strategy centers on driving growth by expanding market share within existing channels and developing new ones through both online and traditional platforms. The Company’s primary focus is optimizing its e-commerce strategies, building sales teams to meet the needs of distribution channels, and enhancing value through strategic partnerships. The Company is also working to expand its offline retail presence and enter into new international markets. We believe the increase in awareness will allow us to increase distribution and gain customers through our distribution partners’ retail establishments, with the goal of helping us achieve growth in market share and diversify our sales channels; however, we cannot provide any assurances that such increases will occur, or that we will realize the anticipated benefits of our actions.

In addition, the Company is exploring options for its hair care and skin care business, which could result in the divestiture of such business. Any such divestiture may not occur in a timely manner, or at all, and the Company may not be able to realize any benefits from any strategic actions it may engage in with respect to its hair care and skin care business.

Business Update

In light of recent changes to U.S. trade policy, including the imposition of elevated tariffs on certain imported goods, AXIL has accelerated its previously initiated supply chain transition strategy. While we have historically relied on international suppliers for the majority of our manufacturing operations, we began proactively evaluating alternative strategies in anticipation of these risks.

To strengthen our long-term operational flexibility and reduce exposure to geopolitical volatility, we have initiated the relocation of senior manufacturing leadership to the United States. This relocation is part of a broader initiative to establish domestic manufacturing capabilities, including the setup of new production facilities. These efforts are expected to improve both cost stability and responsiveness to customer demand over time.

Although we anticipate some increase in product costs in the near term as a result of these tariffs, we believe our current inventory levels and ongoing mitigation strategies position us to navigate this period with minimal disruption. We are continuing to evaluate a range of strategic options to manage these cost pressures, including supply chain optimization, pricing strategies, and sourcing adjustments. We believe we will be able to adapt to the evolving trade environment and believe the actions we are taking now will enhance our resilience and competitiveness in the medium and long term.

Results of Operations

Our results of operations are summarized below.

	Three months ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales, net	$6,922,367	$6,469,343	$20,506,213	$20,997,289
Cost of sales	1,955,939	1,845,017	5,888,090	5,467,458
Gross profit	4,966,428	4,624,326	14,618,123	15,529,831
Total operating expenses	4,383,319	4,728,205	13,502,845	14,196,041
Income (loss) from operations	583,109	(103,879)	1,115,278	1,333,790
Net income after tax	$576,662	$781,091	$1,100,563	$1,953,618

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

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Net income (GAAP)	$576,662	$781,091	$1,100,563	$1,953,618
Provision (benefit) for income taxes	53,085	(827,436)	120,335	(397,054)
Interest income, net	(42,920)	(51,420)	(97,595)	(124,454)
Depreciation and amortization	45,666	27,614	93,001	83,634
Total EBITDA (Non-GAAP)	632,493	(70,151)	1,216,304	1,515,744

Adjustments:

Stock-based compensation	258,053	59,099	860,517	161,314

Total Adjusted EBTIDA (Non-GAAP)	$890,546	$(11,052)	$2,076,821	$1,677,058

Sales, net (GAAP)	$6,922,367	$6,469,343	$20,506,213	$20,997,289

Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	12.9%	(0.2)%	10.1%	8.0%

For the Three Months Ended February 28, 2025 Compared to the Three Months Ended February 29, 2024

Net sales for the three months ended February 28, 2025 and February 29, 2024 were $6,922,367 and $6,469,343, respectively. Net sales for the three months ended February 28, 2025 increased by $453,024 or 7.0%, as compared to the three months ended February 29, 2024. The increase in sales was primarily attributable to an increase in direct-to-consumer sales that was significantly affected by the shift of post-Thanksgiving holidays falling in the third quarter in fiscal year 2025. Furthermore, we strengthened our distribution channels of AXIL products, expanded our presence in new geographic regions, and increased distributor sales of our hair and skin care products.

For the three months ended February 28, 2025, the overall cost of sales increased by $110,922 or 6.0%, as compared to the three months ended February 29, 2024, which was primarily due to the strengthening of our distribution channels in both segments of our business. Cost of sales as a percentage of net revenues for the three months ended February 28, 2025 was 28.3% as compared to 28.5% for the three months ended February 29, 2024.

Gross profit for the three months ended February 28, 2025 and February 29, 2024 was $4,966,428 and $4,624,326, respectively. Gross profit as a percentage of sales for the three months ended February 28, 2025 was 71.7%, as compared to 71.5% for the three months ended February 29, 2024.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $344,886 or 7.3% from $4,728,205 in the three months ended February 29, 2024 to $4,383,319 in the three months ended February 28, 2025. Operating expense as a percentage of revenue for the three months ended February 28, 2025 was 63.3% compared 73.1% for the three months ended February 29, 2024. Included in operating expenses were non-cash stock-based compensation of $258,053 and $59,099 in the three months ended February 28, 2025 and three months ended February 29, 2024, respectively. The decrease in operating expenses related primarily to lower advertising costs, as we move to a more targeted and efficient approach of advertising for direct-to-consumer sales channels and improve reliance on our distribution channels. During the three months ended February 28, 2025, we incurred approximately $195,000 in consulting fees to support our expansion into new geographic markets, compared to $0 for the same period in 2024. Of this amount, approximately $116,000 was related to stock-based compensation. We have also incurred additional costs related to new product lines. We believe we have not yet realized the anticipated benefits from our recent efforts to expand into new geographic markets and product lines.

Income from operations for the three months ended February 28, 2025 was $583,109 compared to a loss from operations of $103,879 for the three months ended February 29, 2024. The increase in income from operations of $686,988 was primarily related to increased sales in both our direct-to-consumer channels as well as our distribution channels, partially offset by an increase in stock-based compensation.

For the three months ended February 28, 2025 provision for income taxes was $53,085. For the three months ended February 29, 2024, we had an income tax benefit of $827,436.

As a result of the above, we reported a net income of $576,662 and a net income of $781,091 for the three months ended February 28, 2025 and February 29, 2024, respectively.

Adjusted EBITDA increased by $901,598 to $890,546 for the three months ended February 28, 2025 from an Adjusted EBITDA loss of $11,052 for the three months ended February 29, 2024. The increase of Adjusted EBITDA related to increased sales in both our direct-to-consumer channels as well as our distribution channels. Adjusted EBITDA as a percentage of sales, net for the three months ended February 28, 2025 and February 29, 2024, was 12.9% and (0.2)%, respectively.

For the Nine Months Ended February 28, 2025 Compared to the Nine Months Ended February 29, 2024

Net sales for the nine months ended February 28, 2025 and nine months ended February 29, 2024 were $20,506,213 and $20,997,289, respectively. Net sales for the nine months ended February 28, 2025 decreased by $491,076 or 2.3%, as compared to the nine months ended February 29, 2024. This decrease was primarily due to reduced advertising expenditure which adversely affected direct to consumer sales in the first and second quarters of the fiscal year offset by the strong performance of the third quarter.

For the nine months ended February 28, 2025, the overall cost of sales increased by $420,632 or 7.7%, as compared to the nine months ended February 29, 2024. Cost of sales as a percentage of net revenues for the nine months ended February 28, 2025 was 28.7% as compared to 26.0% for the three months ended February 29, 2024. The increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in sales to distributors in both our hair and skin care products and our hearing enhancement and protection segment, bearing lower margins.

Gross profit for the nine months ended February 28, 2025 and February 29, 2024 was $14,618,123 and $15,529,831, respectively. Gross profit as a percentage of sales for the nine months ended February 28, 2025 was 71.3%, as compared to 74.0% for the nine months ended February 29, 2024. The decrease in the gross profit margin for the nine months ended February 28, 2025 was primarily attributable to an increase in cost of sales as a percentage of revenue, and an increase in discounts as a percentage of revenue.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $693,196 or 4.9% from $14,196,041 in the nine months ended February 29, 2024 to $13,502,845 in the nine months ended February 28, 2025. Operating expenses as a percentage of net revenues for the nine months ended February 28, 2025 was 65.8% compared to 67.6% for the nine months ended February 29, 2024. Included in operating expenses were non-cash stock-based compensation of $860,517 and $161,314 in the nine months ended February 28, 2025 and February 29, 2024, respectively. The decrease in operating expenses related primarily to a net decrease in advertising expenses, and a forgiveness of account payable amounting to approximately $220,000 partially offset by an increase of stock-based compensation of $699,203 and increased professional and consulting fees. During the nine months ended February 28, 2025, we incurred approximately $395,000 in consulting fees to support our expansion into new geographic markets, compared to $0 for the same period in 2024. Of this amount, approximately $195,000 was related to stock-based compensation. We have also incurred additional costs related to new product lines. We believe we have not yet realized the anticipated benefits from our recent efforts to expand into new geographic markets and product lines.

Income from operations for the nine months ended February 28, 2025, was $1,115,278 compared to income of $1,333,790 for the nine months ended February 29, 2024. The decrease in income from operations of $218,512 or 16.4% was primarily related to an increase in our non-cash stock-based compensation.

For the nine months ended February 28, 2025, provision for income tax expense was $120,335. For the nine months ended February 29, 2024, income tax benefit was $397,054.

As a result of the above, and a gain on settlement of debt of approximately $79,000 in the prior year period that did not recur in the current period, we reported a net income of $1,100,563 and $1,953,618 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Adjusted EBITDA increased by $399,763, or 23.8% from $1,677,058 for the nine months ended February 29, 2024 to $2,076,821 for the nine months ended February 28, 2025. Adjusted EBITDA as a percentage of sales, net for the nine months ended February 28, 2025 and February 29, 2024 was 10.1% and 8.0%, respectively. The increase was primarily due to a strong performance of the third quarter in fiscal year 2025, a forgiveness of account payable amounting to approximately $220,000 and a decrease in advertising expenses.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we earned net income and have cash provided by operations for the nine months ended February 28, 2025, we have incurred operating losses in the past. We currently expect to earn net income and positive cash flows from operations during the current fiscal year ending May 31, 2025. We believe our current cash balances, coupled with anticipated cash flow from operating activities, will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. We intend to continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short-term to invest in revenue growth. As a result of the acquisition of AXIL & Associated Brands’ assets in June 2022, we have generated and expect we will continue to generate sufficient cash for our operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements. Management is focused on growing the Company’s existing product lines and introducing new products, as well as expanding its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company cannot provide any assurance that it will be able to raise additional capital or obtain necessary financing on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying unaudited consolidated financial statements.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended February 28, 2025, was $1,734,230, compared to $339,323 for the nine months ended February 29, 2024. This improvement primarily resulted from our strategic decision to increase inventory levels as of May 31, 2024 to accommodate new product variations and packaging aimed at expanding into new markets. Inventory sold during the nine months ended February 28, 2025 contributed positively to cash flows. We also negotiated a forgiveness of accounts payable during the nine months ended February 28, 2025, resulting in an improvement of operating cash flows of approximately $220,000 offset by timing of net changes in operating assets and liabilities excluding inventory.

Investing Activities

Net cash flows used in investing activities for the nine months ended February 28, 2025 was $255,778 due to the purchase of intangibles and property and equipment for the Company’s business. For the nine months ended February 29, 2024, net cash flows used in investing activities were $80,192, attributable to the cash used in the purchase of property and equipment primarily relating to our expansion into new product lines.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2025 was $11,142, and were from advances made from a related party of $16,778 partially offset by a repayment of the note payable of $5,636. Net cash flows used in financing activities for the nine months ended February 29, 2024 were $204,246 primarily related to the repayment of note payable of $25,438 and payments to our related party of $176,608.

As of February 28, 2025, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $140,958, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

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

Off-Balance Sheet Arrangements

As of February 28, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

See the footnotes to our unaudited consolidated financial statements for the three and nine months ended February 28, 2025, included with this Quarterly Report on Form 10-Q for additional discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on this evaluation of disclosure controls and procedures as of February 28, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended February 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2025, 3,360,000 shares of the Company’s Series A Preferred Stock were converted into 168,000 shares of common stock. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by the Company not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.6	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1*	AXIL Brands, Inc. Amended and Restated 2022 Equity Incentive Plan (effective as of December 18, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).
10.2*	Form of Restricted Stock Award Agreement (2024) (2022 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 8, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended February 28, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: April 8, 2025

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

-10-