Form 10-K
period 2025-05-31
Axil Brands, Inc.
filed 2025-08-21
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-41958

AXIL BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4125218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9150 Wilshire Boulevard, Suite 245, Beverly Hills, California	90212 (Zip Code)
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

As of November 29, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,457,496. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 18, 2025
Common Stock	6,657,717

Documents incorporated by reference: None

i

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

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, increased tariffs and other trade restrictions and barriers, interest rate changes, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict, and conflict in the Middle East; and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to sustainability; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflict in the Middle East and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends; and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales; labor relations; the potential impact of sustainability matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “can,” “may,” “will,” “expect,” “should,” “could,” “would,” “continue,” “anticipate,” “intend,” “likely,” “estimate,” “project,” “propose,” “plan,” “design,” “potential,” “focus” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. We do not assume the obligation to update any forward-looking statement, except as required by applicable law. You should carefully evaluate such statements in light of factors described in this annual report.

ii

The terms “we,” “us,” “our,” “AXIL,” and “the Company” refer to AXIL Brands, Inc. and, where applicable, its consolidated subsidiaries.

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

iii

PART I

ITEM 1. BUSINESS.

General

AXIL is engaged in the manufacturing, marketing, sale, and distribution of innovative hearing and audio enhancement and protection products, as well as professional-grade hair and skin care products under various trademarks and brands. Previously, on June 16, 2022, the Company acquired substantially all of the assets of Axil & Associated Brands Corp. (“A&A”), a leader in hearing and audio enhancement and protection, which marked our initial entry into the hearing technology market. On February 14, 2024, the Company changed its name from “Reviv3 Procare Company” to “AXIL Brands, Inc.” to better reflect the breadth of our operations. On May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which will offer marketing services, in an effort to capitalize on its internal marketing expertise and convert a historical cost center into a strategic advantage.

The Company is not, and has never been, a shell company. AXIL operates on a fiscal year ending May 31.

Our Segments

Following the A&A acquisition, we conduct our business primarily through two operating segments: hearing enhancement and protection, and hair and skin care. See Note 13 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers and retaining existing customers to increase our total revenue. For the fiscal year ended May 31, 2025, the hearing enhancement and protection segment and the hair and skin care segment accounted for approximately 94% and 6% of our revenue, respectively. Our newly incorporated subsidiary established on May 5, 2025, relating to marketing services, did not have any material activity for the year ended May 31, 2025.

Our Strategy

The Company's strategy centers on driving growth by expanding market share within existing channels and developing new ones through both online and traditional platforms. The Company’s primary focus is optimizing its e-commerce strategies, building sales teams to meet the needs of distribution channels, and enhancing value through strategic partnerships.

The Company’s innovation strategy continues to prioritize technological improvements in the hearing enhancement and protection sector. The Company is actively evaluating opportunities to expand into adjacent verticals that leverage its existing consumer-facing capabilities. As part of this strategy, AXIL established a marketing services subsidiary on May 5, 2025, to internalize a function that has historically represented a significant operating expense. This move is intended to allow the Company to both optimize its internal marketing efficiency and explore revenue opportunities by offering these services to third-party clients. AXIL plans to continue to prioritize investments that strengthen its core hearing protection and personal care businesses while strategically expanding into service-based revenue streams.

Hearing Enhancement and Protection Segment

AXIL designs, manufactures, markets, and distributes advanced hearing enhancement and protection products for a wide range of applications and industries. Our product portfolio includes earplugs, earmuffs, earbuds, and outdoor speakers, many of which incorporate Bluetooth and wireless audio technologies. These products serve consumers in sporting goods, tactical, industrial, and recreational markets, as well as military, law enforcement, and federal agencies.

We currently offer 25 products across 46 stock keeping units (SKUs), with plans to expand the line. Product development is guided by consumer preferences and brand alignment, supported by third-party design services. Sales are primarily direct-to-consumer through our website (www.goaxil.com), as well as through third-party e-commerce platforms, dealers, and national retail chains.

Our key offerings include:

•	GS Extreme® – Bluetooth-enabled earbuds for sound enhancement and hearing protection
•	XCOR® True Wireless – Digital earbuds with touch control
•	TRACKR™ Blu – Bluetooth audio earmuffs with advanced sound enhancement and protection
•	X-PRO – Passive ear protection

AXIL holds three active patents, one patent pending, and six registered trademarks related to this segment. For additional detail, see “Intellectual Property.” As the segment grows, we continue to enter new distribution and licensing agreements across target markets, including construction, aviation, agriculture, forestry, fitness, power sports, target shooting, motorcycling, and live event environments. We currently operate primarily in the U.S., with a growing presence in Canada, Europe, Australia, New Zealand, Asia and Africa.

The Company is growing the business as it continues to enter into new distribution and licensing agreements. There is focus on public safety and security markets, as well as entertainment venues. Sales are primarily driven by paid advertising, the expansion of our distribution network, and strategic partnerships, with continued growth expected, including in offline sales. The Company continues to expand our marketing footprint in organic social, affiliate, and search engine optimization. The Company has increased its focus on opportunities in domestic and international distribution and retail sales and is allocating resources to expand its sales team, based on capital performance and available opportunities.

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

Hair and Skin Care Segment

AXIL’s hair and skin care segment involves the outsourced manufacturing, marketing, and distribution of professional-grade products under the Reviv3 Procare® brand. We currently offer eight products across sixteen SKUs, with plans to expand the line in response to evolving customer needs. Our manufacturing is fulfilled through third-party co-packers and partners.

The product line includes shampoos, conditioners, scalp treatments, styling aids, and skin health solutions designed to promote healthy hair follicles and scalp function. Products are formulated to work as a system or individually, and include solutions for cleansing, conditioning, repair, protection, and volume enhancement.

Sales are driven by a multi-channel strategy including:

•	Direct-to-consumer via our e-commerce site and third-party platforms
•	Domestic and international distributors
•	Professional salon partnerships

We currently maintain 12 exclusive distribution agreements across the U.S., Canada, Europe, and Asia, and hold one registered trademark in this segment. In addition to expanding core distribution, we are actively exploring growth through co-branding, private-label partnerships, and enhanced digital marketing initiatives.

Hair and Skin Care Competition:

According to Fortune Business Insights, the global hair care market is projected to reach approximately $113.9 billion in 2025 to $213.5 billion by 2032, reflecting continued demand driven by consumer interest in premium, clean, and specialized products. In the United States alone, the hair care market is expected to reach $17.3 billion in 2025 to $20.6 billion in 2030, according to Mordor Intelligence.

The hair and skin care segment competes with Keranique, Zenagen, Revita and others. Many of our competitors in this market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research and development and other resources. We believe our principal competitive advantages include product quality, online marketing, and drug-free solutions for healthy scalp and hair.

Key Customers

For the hearing enhancement and protection segment which accounted for 94% of consolidated net sales, no customers accounted for more than 10% of our net sales in the fiscal year ended May 31, 2025. Approximately 80% of our consolidated net sales were direct-to-consumer via Shopify and Amazon for the fiscal year ended May 31, 2025.

As is customary in the industry, none of our customers is under any obligation to continue purchasing products from us in the future.

Key Suppliers

Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2025, two vendors accounted for 90% of total purchases in our hearing enhancement and protection segment, with one vendor representing 67% and the other 23%. In our hair and skin care segment, a single vendor accounted for 79% of total purchases and a second vendor accounted for 19% of total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Our relationships with our vendors allowed us to maintain a competitive in-stock position.

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

We recognize the value of our intellectual property and have taken, and will continue to take, appropriate measures to safeguard it against misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. In the absence of intellectual property protection, we may be vulnerable to competitors who attempt to copy or imitate our products or processes.

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

At May 31, 2025, we held three active U.S. patents and had one pending U.S. patent application covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2035 and extending through 2038. During the fiscal year ended May 31, 2025, no new U.S. patents were issued to us and no U.S. patents expired.

We have seven federally registered trademarks for which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

In addition, we own reviveprocare.com and www.goaxil.com. As with phone numbers, we do not have and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Seasonality

While our business is not subject to substantial seasonal fluctuations, we do experience typical variations in consumer demand around certain holidays and promotional periods. These fluctuations are consistent with industry norms and do not materially impact our overall operating results.

Human Capital Management

As of May 31, 2025, we had approximately ten full-time employees, all of whom were employed in the United States and none employed outside the United States. None of our employees are covered by collective bargaining agreements or work councils. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

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

Our Office and Corporate History

Our principal executive office is located at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. Our telephone number is (888) 638-8883. Axil Brands, Inc. was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC, which was organized on July 31, 2013.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain websites at reviveprocare.com and www.goaxil.com. We make available, free of charge, in the Investors section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Any reference to our websites in this Form 10-K is intended to be an inactive textual reference only. Copies of such documents are available in print at no charge to any stockholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. The following are material factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. If any of the following risks actually occur, our business, financial condition, operating results, or prospects could be materially and adversely affected. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known. You should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision.

Risks Related to Our Business and Operations

Our future growth depends on successful execution of our strategic initiatives and market acceptance of our products. Our ability to grow depends on our ability to execute our growth strategy, which includes expanding into retail channels and international markets. These initiatives require significant commitments of management and capital investments and involve operational complexity. Failure to effectively execute our growth strategy could result in missed opportunities and financial losses, which could have a material adverse effect on our business, financial condition, or results of operations. In addition, if our existing or new products fail to achieve or maintain market acceptance, we may be unable to remain competitive and our business, results of operations, and financial condition could be harmed.

Risks Related to Our Supply Chain and Cost Structure

We are subject to inflationary pressures and supply chain risks. Increases in raw material costs, transportation delays, or disruptions in supplier relationships could increase expenses or limit our ability to deliver products on time. Any inability to source sufficient raw materials for our business in a timely and cost-effective manner, or at all, could significantly impair our ability to fulfill customer orders and sell our products, which could negatively impact margins and customer satisfaction.

Inaccurate forecasting may lead to excess inventory or stockouts. To ensure adequate inventory supply, we must forecast inventory needs and place orders sufficiently in advance with our suppliers based on our estimates of future demand for particular products. Our ability to meet customer demand depends on accurate sales forecasting, which could be affected by many factors, including changes in consumer preferences for our and our competitors’ products. If we overestimate demand, we may carry obsolete or excess inventory, which could result in inventory write-downs or write-offs. If we underestimate demand, we may miss sales opportunities and have unfulfilled orders, which could negatively impact our customer relationships and result in lost revenues.

We rely on a limited number of suppliers for certain key components and raw materials. Our ability to manufacture and deliver products depends on a small number of third-party suppliers, some of whom provide proprietary or difficult-to-substitute materials. Any disruption, delay, capacity constraint, or deterioration in the financial condition of these suppliers could adversely impact our operations. We may not be able to quickly secure alternative sources for key components and raw materials on commercially reasonable terms, which could lead to production delays, increased costs, or inability to meet customer demand.

Risks Related to Legal and Regulatory Matters

Our business and the products we sell are subject to complex and evolving regulations. We are required to comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with applicable anti-bribery laws, among other things, could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. Furthermore, our products are regulated by various U.S. and international authorities. As a result, our products could be subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may result in us voluntarily removing selected products from our inventory. Recalls or the voluntary removal of our products can result in lost sales, potential harm to our reputation, increased customer service costs, and legal expenses. In addition, changes in labeling, safety, or marketing laws may increase compliance costs or limit our ability to sell certain products. Non-compliance with any of these laws could result in fines, product recalls, or reputational damage, which could have a material adverse effect on our business, results of operations, and financial condition.

Changes in U.S. and international trade policies, including tariffs and import rules, could increase our costs and disrupt operations. We source a significant portion of our products and components from international suppliers, and we sell our products in a number of countries. U.S. and international trade policy is subject to ongoing changes, including adjustments to tariff rates, enforcement practices, and import rules and regulations. For example beginning August 29, 2025, all inbound shipments, regardless of value, may be subject to tariffs, duties, and customs processing fees. These changes could result in higher landed costs for our products, increased administrative burden, and potential supply chain delays. If we are unable to offset these cost increases or pass them on to customers, our margins and financial results could be materially adversely impacted.

We may not be able to maintain effective internal control over financial reporting. As a public company, we are required to design, implement, and maintain effective internal control over financial reporting in accordance with the Sarbanes–Oxley Act, including ongoing evaluation, remediation of deficiencies, and adaptation to changes in our operations, systems, and regulations. We regularly assess risks, monitor controls, and implement enhancements to help ensure the accuracy and timeliness of our financial reporting; however, we cannot guarantee that our controls will prevent or detect all errors or noncompliance. Failure to maintain effective controls could result in material misstatements, financial restatements, regulatory scrutiny, increased costs, and loss of investor confidence.

Risks Related to Our Capital and Securities

We may need additional capital, which may not be available or may dilute existing stockholders. To support our operations or strategic plans, we may need to raise capital through equity or debt financings. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. If we cannot secure funding on acceptable terms, or at all, we may be forced to delay growth initiatives, which could have an adverse effect on our business, financial condition, and results of operations. If additional funding is raised through the issuance of equity or convertible securities, holders of our common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock.

The issuance of convertible securities may dilute our common stockholders. We have previously issued Series A Convertible Preferred Stock in connection with acquisitions. Conversions of these preferred shares into common stock, or the issuance shares in connection with other convertible securities that we may issue in the future, could significantly dilute common stockholders and negatively affect the market price of our common stock.

Our common stock price may be volatile and as a result may not be attractive to investors. Our stock price has been and may continue to be volatile due to a variety of factors, many of which are beyond our control, including, but not limited to, the following:

•	our actual or anticipated financial performance;
•	changes in the supply or demand of our products;
•	our ability to execute our growth strategy;
•	speculation about our business in the press or investor community;
•	the degree of trading liquidity in our common stock, including our ability to remain listed on the NYSE American;
•	stock market price and volume fluctuations of other publicly traded companies, and in particular, companies that are in our industry;
•	investor perceptions of our industry or our prospects;
•	macroeconomic trends and conditions;
•	announcements by us or our competitors of new product offerings, significant acquisitions, or strategic partnerships; or
•	additions and departures of key personnel.

In addition, the stock market may experience significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies but could cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company or its performance.

Risks Related to Technology and Cybersecurity

A failure of our IT systems or a cybersecurity breach could disrupt our business. We rely on IT infrastructure, including hardware, networks, software, digital platforms and third-party systems to operate our business and communicate with customers. These uses give rise to cybersecurity risks, including security breaches, system disruption, theft, and inadvertent release of information. We have implemented measures to prevent and mitigate cybersecurity breaches. To date, we are not aware of any cybersecurity incidents that have had or are reasonably expected to have a material adverse effect on our operations. However, we or our third-party service providers may experience cybersecurity incidents in the future. There can be no assurance that our operations will not be materially adversely impacted by future cybersecurity incidents, and there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cybersecurity breaches. A significant IT failure, data breach, or cyberattack could harm our reputation, disrupt operations, and expose us to legal or regulatory liabilities. In addition, the theft, destruction, loss, misappropriation, release of sensitive or confidential information, or interference with the IT infrastructures of third parties on which we rely, including suppliers and customers, could result in a disruption to our supply chain, which could adversely affect our business, financial condition, or results of operations. We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures.

Risks Related to Macroeconomic and External Conditions

Economic downturns or shifts in consumer behavior may reduce consumer demand for our products. Unfavorable economic factors that are beyond our control, including those impacting discretionary spending, may reduce consumer demand for our products. These factors include, but are not limited to, economic uncertainty, including potential recession, inflation, tariffs, supply chain disruptions, foreign currency exchange rate fluctuations, and changing tax rates and policies. Any one or a combination of these factors could adversely affect consumer spending and preferences. If consumer demand for our products decreases, our revenue and profitability may be materially and adversely impacted.

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

While the Company faces a number of cybersecurity risks in connection with its business, as of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or its third-party service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

We lease approximately 2,793 rentable square feet of office space at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212, serving as our principal offices. The lease commenced on November 1, 2024, and expires on January 31, 2029. Monthly base rent is $11,168 for the first 12 months, with scheduled increases thereafter. Rent is abated in months 2, 15, and 30. We believe this office space is in good condition and adequately supports our administrative and corporate functions.

We also lease approximately 6,050 square feet of office and warehouse space at 777 S. Auto Mall Drive, Unit 107, American Fork, Utah 84003, under a sublease agreement that began on October 1, 2024, and continues through September 30, 2027. Base rent is $7,684 per month for the first 12 months, with escalations thereafter. Rent is abated for three months in the first year. Additional estimated monthly charges of $1,210 are assessed for common area maintenance, taxes, and insurance. This facility supports operations for our two primary segments.

We believe that these facilities are in good condition, adequately maintained, and suitable to meet our current business needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE American, under the symbol “AXIL.”

Securities outstanding and holders of record

On August 18, 2025, the total common shares issued and outstanding were 6,657,717 and we had 167 stockholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, applicable restrictions in our Certificate of Incorporation, applicable restrictions in our Bylaws, contractual limitations, and other factors that our Board deems relevant.

Recent Sales of Unregistered Securities

There were no unregistered securities issued during the fourth quarter of 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto included in this Report under Item 8 Financial Statements and Supplementary Data. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Please see the section entitled “Cautionary Note Regarding Forward-Looking Information” above for more information regarding the risks associated with forward-looking information.

Overview

The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries and professional quality hair and skin care products under various trademarks and brands.

We have two reportable segments: hair and skin care, and hearing enhancement and protection. In addition, we have recently incorporated a wholly owned subsidiary with the intent to offer marketing services. This new subsidiary is expected to support third-party clients by leveraging our direct-to-consumer expertise to deliver performance-driven marketing solutions.

Through our hearing enhancement and protection segment, we design, innovate, engineer, manufacture, market and service specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. Through our hair and skin care segment, we manufacture, market, sell, and distribute professional quality hair and skin care products.

Our overall business strategy is to establish market awareness of our products through our direct-to-consumer campaigns. Our strategy centers on driving growth by expanding market share within existing channels and developing new ones through both online and traditional platforms. Our primary focus is optimizing our e-commerce strategies, building sales teams to meet the needs of distribution channels, and enhancing value through strategic partnerships. The Company is also working to expand its offline retail presence and enter into new international markets. We believe the increase in awareness will allow us to increase distribution and gain customers through our distribution partners’ retail establishments, with the goal of helping us achieve growth in market share and diversify our sales channels; however, we cannot provide any assurances that such increases will occur, or that we will realize the anticipated benefits of our actions.

Business Update

The Company entered into a strategic supply arrangement with a national membership-based retail chain, marking a significant milestone in our wholesale channel expansion strategy. Under this agreement, the retailer placed a substantial initial purchase order that is expected to be fulfilled across the first and early second quarter of fiscal 2026. While there can be no assurances that additional purchase orders will be placed or as to the timing of the fulfillment of any orders, this development is anticipated to drive meaningful revenue growth and enhance brand visibility across a broader customer base.

In June 2025, the Company expanded its leadership team by hiring a senior contractor to lead growth initiatives in our hair and skin care division. This individual brings extensive experience in brand development and channel expansion. His appointment reflects our commitment to scaling this business segment and capitalizing on emerging industry growth.

In May 2025, we received prominent media recognition in leading military publications—including Military Times, Air Force Times, Marine Corps Times, and Navy Times—highlighting our advanced hearing protection and enhancement technology and elevating brand credibility among professional and tactical audiences.

In the fourth quarter of fiscal 2025, the Company experienced a temporary disruption in operations as a result of newly imposed international tariffs that affected our supply chain. While these external factors led to an increase in cost of goods sold and contributed to softer-than-expected sales during the quarter, management implemented a series of internal operational efficiencies that successfully mitigated the broader financial impact.

We continue to make steady progress on our supply chain transition strategy, which is intended to build a more resilient and responsive supply chain, in response to elevated U.S. tariffs and broader geopolitical risks. Key operational milestones are being met as planned, including the ongoing relocation of senior manufacturing leadership to the United States and early-stage development of domestic production capabilities. We believe these initiatives will position us well to navigate the evolving trade environment and support long-term competitiveness. We remain focused on execution and expect to provide additional updates as key phases of our domestic manufacturing build-out progress are completed.

While we continue to experience near-term cost pressure related to imported components, our mitigation strategies — including selective sourcing adjustments and pricing initiatives — remain on track. We believe the majority of the tariff-related impact was concentrated in the fourth quarter, and we do not expect a material ongoing effect into fiscal 2026 based on the tariffs currently in place. If tariff rates change or other changes in trade policy are implemented, the expected impact on our operations could change.

On July 4, 2025, legislation commonly referred to as The One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted in the U.S. The OBBBA makes permanent the extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Additionally, the OBBBA makes changes to certain U.S. corporate tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Results of Operations

Our results of operations are summarized below.

	Fiscal Year Ended May 31, 2025	Fiscal Year Ended May 31, 2024
Sales, net	$26,257,522	$27,498,539
Cost of sales	$7,615,954	$7,321,838
Gross profit	$18,641,568	$20,176,701
Total operating expenses	$17,480,203	$18,673,321
Income from operations	$1,161,365	$1,503,380
Net income after tax	$854,988	$2,003,134

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

	Fiscal Year Ended May 31, 2025	Fiscal Year Ended May 31, 2024

Net income (GAAP)	$854,988	$2,003,134
Provision (benefit) for income taxes	453,828	(220,205)
Interest income, net	(135,915)	(177,833)
Depreciation and amortization	148,498	130,610
Total EBITDA (Non-GAAP)	1,321,399	1,735,706

Adjustments:

Stock-based compensation	1,108,934	267,183

Total Adjusted EBITDA (Non-GAAP)	$2,430,333	$2,002,889

Sales, net (GAAP)	$26,257,522	$27,498,539

Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	9.3%	7.3%

Net sales for the year ended May 31, 2025 decreased by $1,241,017 or 4.5%, as compared to the year ended May 31, 2024. This decrease was primarily due to reduced advertising expenditure, which adversely affected direct to consumer sales, partially offset by an increase in sales through our distribution channels. The net effect in the reduction of advertising expense was a positive impact to operating income. Additionally, the year-over-year decline in revenue during the fourth quarter was partially attributable to a temporary disruption in operations related to international tariff changes, which impacted product availability and timing of sales.

Cost of sales includes primarily the cost of products, freight-in costs, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. For the year ended May 31, 2025, the overall cost of sales increased by $294,116 or 4.0%, as compared to the year ended May 31, 2024. Cost of sales as a percentage of net revenues for the year ended May 31, 2025 was 29.0% as compared to 26.6% for the year ended May 31, 2024. The increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in sales to distributors in both our hair and skin care products and our hearing enhancement and protection segments, bearing lower margins in addition to elevated input and logistics costs resulting from tariff-related supply chain disruption in the fourth quarter.

Gross profit decreased by $1,535,133 or 7.6% from $20,176,701 in the year ended May 31, 2024 to $18,641,568 for the year ended May 31, 2025. Gross profit as a percentage of sales for the year ended May 31, 2025 was 71.0%, as compared to 73.4% for the year ended May 31, 2024. The decrease in the gross profit margin for year ended May 31, 2025 was primarily attributable to an increase in cost of sales as a percentage of revenue, and an increase in discounts as a percentage of revenue.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $1,193,118 or 6.4% from $18,673,321 in the year ended May 31, 2024 to $17,480,203 in the year ended May 31, 2025. Operating expenses as a percentage of net revenues for the year ended May 31, 2025 was 66.6% compared to 67.9% for the year ended May 31, 2024. Included in operating expenses were non-cash stock-based compensation of $1,108,934 and $267,183 in the years ended May 31, 2025 and May 31, 2024, respectively. The decrease in operating expenses was primarily due to a net decrease in advertising expenses, and a forgiveness of accounts payable amounting to approximately $220,000 partially offset by an increase of stock-based compensation of $841,751. Furthermore, professional and consulting fees decreased in the fourth quarter of 2025 as management implemented cost optimization measures in response to changes in U.S. trade policy as part of the Company’s efforts to mitigate potential adverse impacts and enhance operational resilience.

Income from operations for the year ended May 31, 2025, was $1,161,365 compared to income of $1,503,380 for the year ended May 31, 2024. The decrease in income from operations of $342,015 or 22.8% was primarily related to an increase in stock-based compensation expense partially offset by significantly lower advertising costs, along with a non-recurring gain from the forgiveness of approximately $220,000 in accounts payable.

For the year ended May 31, 2025, provision for income tax expense was $453,828. For the year ended May 31, 2024, we had an income tax benefit of $220,205.

As a result of the above, we reported a net income of $854,988 and $2,003,134 for the years ended May 31, 2025 and May 31, 2024, respectively.

Adjusted EBITDA increased by $427,444 or 21.3% from $2,002,889 for the year ended May 31, 2024 to $2,430,333 for the year ended May 31, 2025. Adjusted EBITDA as a percentage of sales, net for the years ended May 31, 2025 and May 31, 2024, was 9.3% and 7.3%, respectively. Adjusted EBITDA increased primarily due to a substantial reduction in advertising expense, which outweighed the associated decline in revenue, and was further supported by a one-time gain from the forgiveness of approximately $220,000 in accounts payable.

Basic and diluted earnings per share for the year ended May 31, 2025 were approximately $0.13 and $0.10, respectively, compared to $0.57 and $0.21 in the prior years. The prior-year EPS included a one-time gain of $1,329,588 related to preferred stock redemption; excluding that non-recurring benefit, the year-over-year decline in EPS was more moderate and corresponds to the lower net income in full year ended May 31, 2025.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we earned net income and have cash provided by operations in the fiscal years ended May 31, 2025 and 2024, we have experienced operating losses in prior periods. We expect to continue generating net income and positive cash flow in the fiscal year ending May 31, 2026. Based on our current cash balances and anticipated operating cash flows, we believe we have sufficient liquidity to meet working capital needs for at least one year from the issuance date of the accompanying consolidated financial statements.

We plan to manage expenses relative to expected revenue and may reinvest near-term cash to support revenue growth. Following the acquisition of A&A’s assets in June 2022, we have generated sufficient cash to support our operations and required debt payments, and we expect this to continue, although we cannot provide any assurance. Management remains focused on expanding product lines and our customer base to drive revenue. However, future cash demands may exceed historical levels. If needed, we may seek additional capital, although there is no assurance that financing will be available on acceptable terms or at all. Subject to these uncertainties, we believe we have sufficient capital and liquidity to fund operations for at least one year from the issuance date of the accompanying consolidated financial statements.

In fiscal year 2025, we entered into two new operating lease agreements: one for a corporate office in Beverly Hills, California, and another for a warehouse facility in American Fork, Utah. These leases began in the second quarter of fiscal 2025 and are scheduled to run through January 2029 and September 2027, respectively. The total initial lease liability and corresponding right-of-use asset recognized was approximately $767,000. As of May 31, 2025, the total lease liability was approximately $617,000, with a weighted average remaining lease term of 3.3 years and a discount rate of 13.1%. Lease costs totaled approximately $193,000 in fiscal 2025 and are recorded in general and administrative expenses. Future lease payments are expected to be funded through operating cash flows. We believe our current liquidity is sufficient to meet these obligations.

Cash Flows for the fiscal years ended May 31, 2025 and 2024

The following table provides detailed information about our net cash flows:

	For the Fiscal Year Ended May 31, 2025	For the Fiscal Year Ended May 31, 2024
Cash Flows
Net cash provided by operating activities	$1,928,661	$2,677
Net cash used in investing activities	(394,298)	(160,525)
Net cash used in financing activities	(18,385)	(1,420,958)
Net increase (decrease) in cash and cash equivalents	$1,515,978	$(1,578,806)

Operating Activities

Net cash provided by operating activities for the year ended May 31, 2025, was $1,928,661, compared to $2,677 for the year ended May 31, 2024. This improvement primarily resulted from our strategic decision to increase inventory levels as of May 31, 2024 to accommodate new product variations and packaging aimed at expanding into new markets. Inventory sold during the year ended May 31, 2025 contributed positively to cash flows. Additionally, cash flow improved due to the substantial decrease in advertising expense which had an immediate impact on cash flows, and a forgiveness of accounts payable during the year ended May 31, 2025, resulting in an improvement of operating cash flows of approximately $220,000, partially offset by timing of net changes in operating assets and liabilities excluding inventory.

Investing Activities

Net cash flows used in investing activities for the year ended May 31, 2025 was $394,298 due to the purchase of intangibles relating to increased product testing and property and equipment for the Company’s business. For the year ended May 31, 2024, net cash flows used in investing activities were $160,525, primarily attributable to the cash used in the purchase of property and equipment primarily relating to our expansion into new product lines.

Financing Activities

Net cash flows used in financing activities for the year ended May 31, 2025 was $18,385 compared to $1,420,958 used in financing activities for the year ended May 31, 2024. The decrease in financing activities related primarily to repurchases of preferred stock amounting to $1,246,490 in the year ended May 31, 2024 that did not occur in the year ended May 31, 2025.

As of May 31, 2025, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $140,229, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

We are dependent on our product sales to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock, preferred stock, debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. We do not have any plans to seek additional financing at this time and anticipate that our existing cash equivalents and cash provided by operations will be sufficient to meet our working capital requirements. However, if the need arises for additional cash, there can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

As of May 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company for the year ended May 31, 2025 financial statements relate to the policies and practices the Company uses to account for:

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

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the product is transferred to the customer, typically upon shipment. In determining the transaction price, we consider discounts, promotional incentives, and expected returns. These estimates require judgment based on historical experience and current market conditions. Changes in customer behavior or promotional strategies could impact the timing and amount of revenue recognized.

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of net assets acquired in a business combination. We evaluate goodwill for impairment at least annually during the fourth quarter, or more frequently if circumstances or events suggest potential impairment. Throughout the year, we monitor for indicators that might trigger an interim impairment review. Our testing may begin with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If a quantitative test is performed, fair value is estimated based on the amount a market participant would pay in a hypothetical sale of the reporting unit. When the fair value exceeds the carrying value, goodwill is considered to be not impaired. If the carrying value exceeds fair value, an impairment charge is recorded for the amount of the excess, limited to the total carrying amount of goodwill.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based on this evaluation of disclosure controls and procedures as of May 31, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of May 31, 2025 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of May 31, 2025, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended May 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended May 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2025 Annual Meeting of Stockholders

The Company’s 2025 Annual Meeting of Stockholders is scheduled to be held on December 17, 2025. Stockholders of record as of October 22, 2025 will be entitled to receive notice of, and vote at, the 2025 Annual Meeting of Stockholders.

Executive Employment Agreements

On August 18, 2025, the Company entered into employment agreements (each, an “Agreement” and, collectively, the “Agreements”) with each of Jeff Toghraie, the Company’s Chief Executive Officer and Chairman, and Jeff Brown, the Company’s Chief Financial Officer and Chief Operating Officer and a director (each, an “Executive”) in order to memorialize the terms and conditions of each Executive’s continued employment in his respective position. Each Agreement will remain in effect until the Executive’s employment terminates for any reason in accordance with the terms of the Agreement.

Mr. Toghraie will receive an annual base salary of $275,000, and Mr. Brown will receive an annual base salary of $225,000. Each Executive will be eligible for an annual bonus with a target bonus opportunity of not less than 40% of his respective base salary. Each Executive may elect to receive his salary and/or the annual bonus in shares of the Company’s common stock. Each Executive is eligible to participate in long-term incentive programs of the Company, as may be made available at the discretion of the Board. Additionally, each Executive is eligible for paid vacation in accordance with the Company’s policy and is entitled to participate in the employee benefit plans offered by the Company to its senior executives. In the event of a Change of Control (as defined in the Agreements), Mr. Toghraie and Mr. Brown will receive 500,000 and 175,000 fully vested shares of the Company’s common stock (subject to adjustment), respectively. In the event the Company terminates the Executive’s employment without Cause (as defined in the Agreement) or if the Executive resigns for Good Reason (as defined in the Agreement), the Executive will receive accrued compensation and a severance payment equal to a multiple (three times, for Mr. Toghraie, or two times, for Mr. Brown) the sum of his base salary plus the greater of the average annual bonus paid for the prior three fiscal years or his target annual bonus, subject to a release of claims. Upon termination for Cause, resignation without Good Reason, death, or Disability (as defined in the Agreements), the Executive will receive only his accrued compensation. The Agreements also contain customary provisions regarding confidentiality and assignment of work product, as well as provisions relating to indemnification and D&O insurance coverage.

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

The names, ages and positions of our present directors and executive officers as of August 18, 2025 are set forth below:

NAME	AGE	DIRECTOR CLASS	POSITION
Jeff Toghraie	58	Class III director, with a term expiring at the 2027 annual meeting of stockholders	Chief Executive Officer and Chairman of the Board

Jeff Brown	43	Class III director, with a term expiring at the 2027 annual meeting of stockholders	Chief Financial Officer, Chief Operating Officer, and Director

Manu Ohri	69	Class II director, with a term expiring at the 2025 annual meeting of stockholders	Director

Peter Dunne	84	Class II director, with a term expiring at the 2025 annual meeting of stockholders	Director

Nancy Hundt	57	Class I director, with a term expiring at the 2026 annual meeting of stockholders	Director

Jeff Toghraie – Chief Executive Officer and Chairman of the Board of Directors

Jeff Toghraie has served as our Chief Executive Officer and as a member of and chairman of our Board since June 2015. Mr. Toghraie joined Intrepid Global Advisors, which provides advisory services, in October 2010 and is a managing director and principal of that firm. Mr. Toghraie has been involved with various privately held development stage companies as a director and/or in advisory positions for more than 20 years.

Mr. Toghraie brings more than 20 years of experience in our industry. His background working with development stage companies and extensive business and operational experience provide us with the expertise to implement complex and innovative strategies and makes him uniquely suited to serve on our Board.

Jeff Brown – Chief Financial Officer, Chief Operating Officer, and Director

Jeff Brown has served as our Chief Financial Officer since May 2024 and Chief Operating Officer since March 2017 and as a member of our Board since February 2024. Mr. Brown also serves as the co-owner, Chairman of the board of directors and Chief Financial Officer of BZ Capital Strategies, which provides consulting services and serves as an investment vehicle. Previously, from July 2016 to March 2017, Mr. Brown held consulting positions at Polar Solar Inc., a company responsible for making commercial solar panels available to the residential market, and Mind Fitness Lab, a technology company that developed and distributed mobile applications for mental health professionals. From June 2012 until July 2015, he was the President of RNA Pro, a company that distributed agricultural supplements. He holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in political science from University of California, Irvine.

Mr. Brown brings over 15 years of operational experience in our industry. His experience, deep industry knowledge, and comprehensive understanding of the execution and operational needs of a fast-growing business allow him to provide targeted and forward-thinking insight to our Board.

Peter Dunne – Director

Peter Dunne has been a member of our Board since February 2024. From March 2010 until December 2023, Mr. Dunne served as president of Peter Dunne Investments, LLC, a corporate advisory firm, where he served as an advisor and consultant to several U.S. and international firms on the viability of entering the Asia markets. Prior to heading his international consulting firm, Mr. Dunne acted as a transactional advisor to a number of high-profile mergers and acquisitions, including the financing and development of the Forum at Caesars Palace in Las Vegas, the acquisition of the Ralph Lauren headquarters in New York City, the acquisition of the Beverly Wilshire Hotel, and the acquisition of the Four Seasons Hotels in New York and Milan. He holds a bachelor’s degree in business administration from St. John’s University.

Mr. Dunne brings more than 20 years of experience in strategic planning. Mr. Dunne’s extensive involvement in strategic planning across a variety of domestic and international consumer and retail industries brings a unique and valuable perspective to our Board.

Manu Ohri – Director

Manu Ohri has been a member of our Board since February 2024. Mr. Ohri provides consulting and advisory services to various companies. Mr. Ohri previously served as chief financial officer of GT Biopharma, Inc., a clinical stage biopharmaceutical company, from February 2022 to June 2024. Prior to that, from January 2010 to December 2016, Mr. Ohri served as a management consultant for Anarjay Concepts, Inc., where he provided management consulting and business advisory services to privately-held and publicly traded companies. From January 2017 until June 2019, Mr. Ohri served as chief financial officer and as a member of the board of directors of ToughBuilt Industries, Inc., which designs and distributes tools and accessories to the home improvement community and the building industry. Mr. Ohri is a Certified Public Accountant and Chartered Global Management Accountant with over seven years of experience with Deloitte & Touche, LLP and PricewaterhouseCoopers, LLP. He holds a master’s degree in business administration from the University of Detroit and a bachelor’s degree in commerce from the University of Delhi. Mr. Ohri previously served as a director of Shengda Network Technology, Inc.

Mr. Ohri has over 30 years of experience working with boards of directors and financial institutions and with compliance with U.S. and international financial accounting and reporting standards, investor relations, mergers and acquisitions, strategic planning, and team-building and project management. He brings to our Board a diverse array of skills, experience, and industry knowledge.

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

Board Committees

Our Board currently consists of five directors. Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each member of each standing committee of our Board qualifies as an independent director in accordance with the applicable rules of the SEC and NYSE American. Each standing committee operates pursuant to a written charter adopted by our Board, each of which is posted on the Investors section of our website at www.goaxil.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The following table provides current committee membership for each of the committees of the Board as of August 18, 2025:

Name	Audit	Compensation	Nominating and Corporate Governance
Jeff Toghraie
Jeff Brown
Peter Dunne	X	X	X*
Nancy Hundt	X	X*	X
Manu Ohri+	X*	X	X

* Committee chairperson.

+ Audit committee financial expert.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, employees, and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website at www.goaxil.com. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or the Audit Committee or the Nominating and Corporate Governance Committee of the Board, and will be disclosed on our website. In addition, any such amendment or waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations, including the rules of the NYSE American, which currently require a Form 8-K to be filed disclosing any waiver of the Code of Business Conduct and Ethics for directors and officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based on solely a review of these reports filed with the SEC, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended May 31, 2025.

Insider Trading Policy

The Company’s Insider Trading Policy provides guidelines to officers, directors, employees and agents of the Company with respect to transactions in the Company’s securities. The Company has adopted the Insider Trading Policy and the procedures set forth therein to help prevent insider trading and to assist the Company’s officers, directors, employees and agents in complying with their obligations under the federal securities laws. The Insider Trading Policy applies to all transactions in the Company’s securities, as well as transactions in securities about a company with which the Company does business, such as the Company’s vendors, customers, suppliers and distributors, in which the Company has significant investments, or that is involved in a potential transaction or business relationship with Company. Under the Insider Trading Policy, the Company’s directors, officers and employees are prohibited from engaging in any short sale transactions; investing in Company-based derivative securities, including options, warrants, and similar rights whose value is derived from the value of any of our equity securities, including, without limitation, trading in Company-based put or call option contracts; engaging in hedging or monetization transactions with respect to the Company’s securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and, unless prior written approval has been granted by the Chief Executive Officer, holding our securities in a margin account or otherwise pledging our securities as collateral. For additional information, see the Insider Trading Policy, which is filed as an exhibit to this Form 10-K.

It is also the policy of the Company that the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2025, and 2024, to our named executive officers (each, an “NEO”), who, for the fiscal year ended May 31, 2025, were Jeff Toghraie, our Chief Executive Officer and Chairman (Principal Executive Officer), and Jeff Brown, our Chief Operating Officer and Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeff Toghraie Chief Executive Officer and Chairman	2025	—	—	—	1,403,500	(2)	—	—	227,100	(3)	1,630,600
	2024	—	—	—	—		—	—	—		—
Jeff Brown Chief Operating Officer, Chief Financial Officer, and Director	2025	144,000	—	—	1,002,500	(2)	—	—	120,000	(4)	1,266,500
	2024	144,000	67,000	—	—		—	—	—		211,000

(1)	The value of option awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9—Stockholders’ Equity to our financial statements included herein.

(2)	On October 8, 2024, the Compensation Committee of the Board approved the grant of 350,000 options to purchase the Company’s common stock to Mr. Toghraie and 250,000 options to purchase the Company’s common stock to Mr. Brown. The options were granted effective October 14, 2024 and have an exercise price of $4.01 per share, a term of 10 years from the grant date, and vest and become exercisable in 48 equal monthly installments over the four-year period from date of grant, subject to the executive’s continued service with the Company.

(3)	Consists of consulting fees paid by the Company to Intrepid Global Advisors, Inc., of which Mr. Toghraie is the managing director,

(4)	Consists of consulting fees paid by the Company to BZ Capital Strategies, of which Mr. Brown is the co-owner, Chairman and Chief Financial Officer.

Our Chief Executive Officer, Jeff Toghraie, and our Chief Financial Officer and Chief Operating Officer, Jeff Brown, did not have formal employment agreements with the Company in place as of May 31, 2025. Mr. Toghraie was entitled to an annual performance bonus, health benefits and equity awards at the discretion of the Board. Mr. Brown received a base salary of $144,000 per year and is entitled to annual performance bonus, paid vacation, optional health benefits and equity awards at the discretion of the Board.

On August 18, 2025, the Company entered into the Agreements with each of Jeff Toghraie, the Company’s Chief Executive Officer and Chairman, and Jeff Brown, the Company’s Chief Financial Officer and Chief Operating Officer and a director in order to memorialize the terms and conditions of each Executive’s continued employment in his respective position. Each Agreement will remain in effect until the Executive’s employment terminates for any reason in accordance with the terms of the Agreement.

Mr. Toghraie will receive an annual base salary of $275,000, and Mr. Brown will receive an annual base salary of $225,000. Each Executive will be eligible for an annual bonus with a target bonus opportunity of not less than 40% of his respective base salary. Each Executive may elect to receive his salary and/or the annual bonus in shares of the Company’s common stock. Each Executive is eligible to participate in long-term incentive programs of the Company, as may be made available at the discretion of the Board. Additionally, each Executive is eligible for paid vacation in accordance with the Company’s policy and is entitled to participate in the employee benefit plans offered by the Company to its senior executives. In the event of a Change of Control (as defined in the Agreements), Mr. Toghraie and Mr. Brown will receive 500,000 and 175,000 fully vested shares of the Company’s common stock (subject to adjustment), respectively. In the event the Company terminates the Executive’s employment without Cause (as defined in the Agreement) or if the Executive resigns for Good Reason (as defined in the Agreement), the Executive will receive accrued compensation and a severance payment equal to a multiple (three times, for Mr. Toghraie, or two times, for Mr. Brown) the sum of his base salary plus the greater of the average annual bonus paid for the prior three fiscal years or his target annual bonus, subject to a release of claims. Upon termination for Cause, resignation without Good Reason, death, or Disability (as defined in the Agreements), the Executive will receive only his accrued compensation. The Agreements also contain customary provisions regarding confidentiality and assignment of work product, as well as provisions relating to indemnification and D&O insurance coverage.

As of May 31, 2025, we did not have any retirement, pension, or profit sharing plans for the benefit of our executive officers and directors.

As of May 31, 2025, the Company did not maintain any arrangement with any of the NEOs that would entitle an NEO to any compensation in connection with the NEO’s resignation, retirement or other termination or in connection with a change of control of the Company. In August 2025, the Company entered into the Agreements, which provide for the compensation described above. In addition, under the Amended and Restated 2022 Equity Incentive Plan (as amended and restated, the “Plan”), upon the occurrence of a change of control (as defined in the Plan), unless otherwise provided in an award agreement: (i) all outstanding stock options will become immediately exercisable in full; (ii) all outstanding performance shares will vest in full as if the applicable performance conditions were achieved in full, subject to certain adjustments, and will be paid out as soon as practicable; and (iii) all restricted stock will immediately vest in full. Subject to the Plan’s terms, the Compensation Committee or the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards to that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the NEOs as of May 31, 2025:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Jeff Toghraie	5/10/2022	155,000	—		1.80	4/20/2032
	10/14/2024	58,333	291,667	(1)	4.01	10/31/2034
Jeff Brown	5/10/2022	110,000	—		1.80	4/20/2032
	10/14/2024	41,667	208,333	(1)	4.01	10/31/2034

(1)	These options vest and become exercisable in 48 equal monthly installments beginning on October 31, 2024.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards. We have not adopted any formal policy that would require the Compensation Committee or the Board to grant, or to avoid granting, stock options or other equity awards to our named executive officers or other employees at certain times.

Director Compensation

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended May 31, 2025, which consisted of the value of restricted stock awards of 5,000 shares of the Company’s common stock granted to our non-employee directors during that fiscal year. We did not pay any other compensation to our non-employee directors during the fiscal year ended May 31, 2025. Mr. Toghraie and Mr. Brown do not receive any separate compensation for their services as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Dunne	—	20,750	—	20,750
Nancy Hundt	—	20,750	—	20,750
Manu Ohri	—	20,750	—	20,750

(1)	Reflects the grant date fair value of 5,000 shares of restricted common stock granted to each of our non-employee directors on January 13, 2025, which vest on January 13, 2026, except as otherwise provided in the applicable award notice. The value of stock awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9—Stockholders’ Equity to our financial statements included herein. As of May 31, 2025, each of the non-employee directors held a total of 5,000 unvested shares of the Company’s restricted common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of August 18, 2025, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, our named executive officers, and our directors and current executive officers as a group. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of August 18, 2025 and to outstanding shares of convertible preferred stock are deemed to be outstanding for computing the percentage ownership of the person holding these options or shares of preferred stock and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

We have based our calculation of the percentage of beneficial ownership on 6,657,717 shares of our common stock outstanding on August 18, 2025.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Axil Brands, Inc., 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Jeff Toghraie, Chief Executive Officer and Chairman(1)	3,537,038	46.1%
Don Frank Nathaniel Vasquez(2)	1,276,251	19.2%
Shircoo, Inc.(3)	534,510	8.0%

Named Executive Officers and Directors (not otherwise included above):
Jeff Brown, Chief Financial Officer, Chief Operating Officer and Director(4)	287,643	4.2%
Peter Dunne, Director(5)	31,250	*
Nancy Hundt, Director(6)	12,273	*
Manu Ohri, Director(7)	20,001	*
		*
All Current Executive Officers and Directors as a Group (5 persons)(8)	3,888,205	49.6%

* Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)	Based on a Schedule 13D/A filed with the SEC on April 2, 2025 by Jeff Toghraie, Intrepid Global Advisors, Inc. (“Intrepid”), of which Mr. Toghraie is the managing director, and Don Frank Nathaniel Vasquez, and a Form 4 filed by Mr. Toghraie with the SEC on October 15, 2024. Mr. Toghraie may be deemed to beneficially own, in the aggregate, 3,537,038 shares of common stock, consisting of 1,246,700 shares of common stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared voting and dispositive power; 1,275,000 shares of common stock held directly by Don Frank Nathaniel Vasquez, over which Mr. Toghraie and Intrepid have shared voting power with Mr. Vasquez, pursuant to a Voting Agreement and Irrevocable Proxy between Mr. Vasquez and Intrepid, pursuant to which Intrepid is authorized to vote and exercise all voting rights with respect to such shares; 242,500 shares of common stock issuable upon the exercise of options held by Mr. Toghraie that are exercisable within 60 days of August 18, 2025; and 772,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared dispositive power. The terms of the Voting Agreement and Irrevocable Proxy will expire on the earlier of: (i) October 17, 2026, (ii) such date and time designated by Intrepid in a written notice to Mr. Vasquez or (iii) the written agreement of Intrepid and Mr. Vasquez to terminate such agreement. The Series A Preferred Stock is convertible into shares of common stock on a twenty-for-one basis, at the option of the holder at any time; provided, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the rules and regulations thereunder. The principal business office of Intrepid is located at 325 N. Maple Drive, #5114, Beverly Hills, California 90210.

(2)	Based on a Schedule 13D/A filed with the SEC on April 2, 2025 by Jeff Toghraie, Intrepid, and Don Frank Nathaniel Vasquez, Mr. Vasquez has sole voting power over 1,251 shares of common stock, sole dispositive power over 1,276,251 shares of common stock and shared voting power over 1,275,000 shares of common stock with Intrepid and Mr. Toghraie, pursuant to a Voting Agreement and Irrevocable Proxy between Mr. Vasquez and Intrepid, pursuant to which Intrepid is authorized to vote and exercise all voting rights with respect to such shares. The terms of the Voting Agreement and Irrevocable Proxy will expire on the earlier of: (i) October 17, 2026, (ii) such date and time designated by Intrepid in a written notice to Mr. Vasquez or (iii) the written agreement of Intrepid and Mr. Vasquez to terminate such agreement. The principal business address of Mr. Vasquez is 4700 Summerville Lane, Prosper, Texas 75078.

(3)	The principal address of Shircoo, Inc. is 2350 Allview Terrace East, Los Angeles, California 90068.

(4)	Based on a Schedule 13D/A filed with the SEC on January 13, 2025 by Jeff Brown and BZ Capital Strategies, of which Mr. Brown is the co-owner, Chairman and Chief Financial Officer, and a Form 4 filed by Mr. Brown with the SEC on January 13, 2025, Mr. Brown may be deemed to beneficially own, in the aggregate, 287,643 shares of common stock consisting of: (i) 15,143 shares of common stock held directly by Mr. Brown; (ii) 172,500 shares of common stock issuable upon the exercise of options held by Mr. Brown that are exercisable within 60 days of August 18, 2025; and (iii) 100,000 shares of common stock held directly by BZ Capital Strategies. The principal business address of BZ Capital Strategies is 200 N. Swall Drive, Unit 513, Beverly Hills, California 90211.

(5)	Includes 5,000 shares of unvested restricted stock, which will vest on January 13, 2026.

(6)	Includes 5,000 shares of unvested restricted stock, which will vest on January 13, 2026.

(7)	Includes 5,000 shares of unvested restricted stock, which will vest on January 13, 2026, and 10,000 shares held by Anarjay Concepts Inc., of which Mr. Ohri is the principal.

(8)	Includes 15,000 shares of unvested restricted common stock, options to purchase 415,000 shares of common stock that are exercisable within 60 days of August 18, 2025, and 772,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock. This group includes all current directors and executive officers as of August 18, 2025.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	902,750	$3.48	1,122,385
Equity compensation plans not approved by security holders	-	$-	-
Total	902,750	$3.48	1,122,385

(1)	Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to the Plan as of May 31, 2025. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to the approval of the Plan administrator on or prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Plan’s administrator. The number of shares authorized for issuance under the Plan will not change unless the Plan’s administrator affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. All shares available for future issuance are under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We are subject to the corporate governance requirements of the NYSE American and apply the rules of the SEC and the NYSE American to evaluate the independence of our directors. The Board has determined that, of the five Board members, each of Mr. Dunne, Ms. Hundt, and Mr. Ohri qualifies as independent under the NYSE American listing standards. Accordingly, our Board is currently comprised of a majority of directors who qualify as independent directors under the rules adopted by the SEC and NYSE American, and all Board committee members are independent for the purposes of the committees on which they serve. In making such independence determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence.

Related Party Transactions

The following is a description of transactions or series of transactions since June 1, 2023, to which we were or will be a party, in which:

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

The Company reviews and approves all related party transactions.

The Company’s Chief Executive Officer and Chairman, Jeff Toghraie, is the managing director of Intrepid. Intrepid has, from time to time, provided advances to the Company for working capital purposes. Intrepid was paid approximately $227,100 in consulting fees for the year ended May 31, 2025 and $0 for the year ended May 31, 2024. At May 31, 2025, the Company had an amount receivable from Intrepid of $222 relating to an overpayment, and as of May 31, 2024, an amount payable of $11,798. During the year ended May 31, 2025, advances from Intrepid were $6,950,210 and repayments to Intrepid were $6,962,230. During the year ended May 31, 2024, advances from Intrepid were $8,939,403 and repayments to Intrepid were $9,085,677. Advances made from Intrepid are short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022, as amended effective November 7, 2022, with A&A and Intrepid, the Company was subject to certain limitations on our ability to sell its capital stock until June 2024.

The Company’s Board member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer, and has a controlling interest in BZ Capital Strategies. BZ Capital Strategies was paid $120,000 in consulting fees for the year ended May 31, 2025 and $0 for the year ended May 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to the Audit Committee Charter, the Audit Committee is required to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). For fiscal years 2025, all services performed by our independent auditors were pre-approved by the Audit Committee.

Fees

The following table sets forth the fees paid to Salberg & Company, P.A., for the fiscal years ended May 31, 2025 and 2024:

	Fiscal Year Ended May 31, 2025	Fiscal Year Ended May 31, 2024
Audit fees (1)	$132,800	$126,000
Audit related fees (2)	2,500	—
Tax fees	—	—
All other fees	—	—
Total	$135,300	$126,000

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	These fees relate to audit related consulting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

AXIL Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXIL Brands, Inc. and subsidiaries (the “Company”) as of May 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, Florida

August 21, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2025	May 31, 2024

ASSETS
CURRENT ASSETS:
Cash	$4,769,854	$3,253,876
Accounts receivable, net	1,003,945	509,835
Inventory, net	2,533,658	3,394,023
Due from related party	222	—
Prepaid expenses and other current assets	947,969	809,126

Total Current Assets	9,255,648	7,966,860

OTHER ASSETS:
Property and equipment, net	412,261	260,948
Intangible assets, net	403,591	309,104
Right of use asset	579,121	36,752
Deferred tax asset	46,239	231,587
Other assets	20,720	16,895
Goodwill	2,152,215	2,152,215

Total Other Assets	3,614,147	3,007,501

TOTAL ASSETS	$12,869,795	$10,974,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$866,573	$967,596
Customer deposits	67,412	154,762
Contract liabilities- current	757,355	905,311
Note payable - current	3,574	146,594
Due to related party	—	11,798
Lease liability, current	212,543	36,752
Income tax liability	310,369	242,296
Other current liabilities	244,998	332,936

Total Current Liabilities	2,462,824	2,798,045

LONG TERM LIABILITIES:
Lease liability, long term	404,669	—
Note payable, long term	136,655	—
Contract liabilities- long term	205,939	480,530

Total Long Term Liabilities	747,263	480,530

Total Liabilities	3,210,087	3,278,575

Commitments and contingencies (see Note 10)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 28,000,000 and 300,000,000 shares authorized as of May 31, 2025 and May 31, 2024, respectively; 27,773,500 and 42,251,750 shares issued and outstanding as of May 31, 2025 and May 31, 2024, respectively	2,777	4,225
Common stock, $0.0001 par value: 15,000,000 and 450,000,000 shares authorized as of May 31, 2025 and May 31, 2024, respectively; 6,657,717 and 5,908,939 shares issued and outstanding as of May 31, 2025 and May 31, 2024, respectively	666	591
Additional paid-in capital	8,935,547	7,825,240
Retained Earnings (Accumulated deficit)	720,718	(134,270)

Total Stockholders' Equity	9,659,708	7,695,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,869,795	$10,974,361

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2025 AND 2024

	2025	2024

Sales, net	$26,257,522	$27,498,539

Cost of sales	7,615,954	7,321,838

Gross profit	$18,641,568	$20,176,701

OPERATING EXPENSES:
Sales and marketing	$11,653,942	$13,449,054
Compensation and related taxes	847,150	949,387
Professional and consulting	3,275,731	2,705,557
General and administrative	1,703,380	1,569,323

Total Operating Expenses	$17,480,203	$18,673,321

INCOME FROM OPERATIONS	$1,161,365	$1,503,380

OTHER INCOME (EXPENSE):
Gain on settlement	—	79,182
Other income	11,536	22,534
Interest income	139,813	182,225
Interest expense and other finance charges	(3,898)	(4,392)

Other income (expense), net	$147,451	$279,549

INCOME BEFORE PROVISION FOR INCOME TAXES	$1,308,816	$1,782,929

Provision (benefit) for income taxes	453,828	(220,205)

NET INCOME	$854,988	$2,003,134

Deemed dividend on preferred stock buyback	$—	$1,329,588
Net income available to common shareholders	$854,988	$3,332,722

NET INCOME PER COMMON SHARE:
Basic	$0.13	$0.57
Diluted	$0.10	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,440,476	5,868,570
Diluted	8,217,083	16,168,181

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MAY 31, 2025 AND 2024

For the year ended May 31, 2025						Retained
			Common Stock		Additional	Earnings/	Total
	Preferred Stock		Issued/Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	—	—	—	—	624,559	—	624,559

Stock based compensation	—	—	24,865	3	484,372	—	484,375

Preferred shares converted to common	(14,478,250)	(1,448)	723,913	72	1,376	—	—

Net income for the year ended May 31, 2025	—	—	—	—	—	854,988	854,988

Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

For the year ended May 31, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2023	250,000,000	$25,000	5,863,939	$586	$10,113,365	$(3,466,992)	$6,671,959

Restricted stock awards	—	—	45,000	5	62,749	—	62,754

Stock options expense	—	—	—	—	204,429	—	204,429

Preferred stock buyback	(207,748,250)	(20,775)	—	—	(2,555,303)	1,329,588	(1,246,490)

Net income for the year ended May 31, 2024	—	—	—	—	—	2,003,134	2,003,134

Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2025 AND 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$854,988	$2,003,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,498	130,610
(Recovery)/provision for credit losses	(4,519)	25,471
(Reversal of inventory obsolescence)/Inventory Obsolescence	(46,895)	46,895
Stock-based compensation	1,108,934	267,183
Gain on forgiveness of account payable	(218,699)	—
Gain on settlement	—	(79,182)
Deferred income taxes	187,922	(231,587)
Change in operating assets and liabilities:
Accounts receivable	(489,591)	(118,290)
Inventory	907,260	(2,129,054)
Prepaid expenses and other current assets	(142,668)	(7,766)
Accounts payable	117,677	138,172
Other current liabilities	(71,699)	4,298
Contract liabilities	(422,547)	(47,207)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,928,661	2,677

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(180,815)	(22,080)
Purchase of property and equipment	(213,483)	(138,445)

NET CASH USED IN INVESTING ACTIVITIES	(394,298)	(160,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred stock	—	(1,246,490)
Repayment of equipment financing	—	(2,200)
Repayment of note payable	(6,365)	(25,994)
Advances from a related party	6,950,210	8,939,403
Repayments to a related party	(6,962,230)	(9,085,677)

NET CASH USED IN FINANCING ACTIVITIES	(18,385)	(1,420,958)

NET INCREASE (DECREASE) IN CASH	1,515,978	(1,578,806)

CASH - Beginning of year	3,253,876	4,832,682

CASH - End of year	$4,769,854	$3,253,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,736	$6,907
Income taxes	$137,273	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$767,269	$—

See accompanying notes to these consolidated financial statements.

AXIL BRANDS INC. AND SUBSIDIARIES
NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2025 AND 2024

Note 1 – Organization

As part of AXIL Brands, Inc.’s (together with its subsidiaries, the “Company,” “we,” “us” or “our”) ongoing rebranding efforts, the Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024. Reviv3 was incorporated in the State of Delaware on May 21, 2015 as a reorganization of Reviv3 Procare, LLC which was organized on July 31, 2013. The Company’s corporate headquarters are located at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. Its phone number is (888) 638-8883. In March 2022, the Company incorporated a subsidiary “Reviv3 Acquisition Corporation” (now known as “AXIL Distribution Company”) and in June 2022, completed the acquisition of certain assets of Axil & Associated Brands Corp. (“A&A”). In addition, on May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which did not have any material activity for the year ended May 31, 2025.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the fiscal years ended May 31, 2025 and 2024 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Estimates made by management include, but are not limited to, the allowance for doubtful accounts, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, and the fair value of non-cash common stock issuances.

Reclassifications

Certain reclassifications have been made to the prior year to conform with the current year reporting. For the year ended May 31, 2024, $17,236 was reclassified from General and administrative expenses to Cost of sales, $16,544 from Compensation and related taxes to General and administrative expenses, and $116,061 from General and administrative expenses to Professional and consulting expenses on the accompanying consolidated statements of operations. These reclassifications had the effect of decreasing Gross profit by $17,236 and decreasing Operating expenses by $17,236. There was no effect on operating income or net income. Additionally, in the financing section of the accompanying consolidated statements of cash flows, Advances from related party and Repayments to related party are presented on a gross basis.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 12 - Concentrations).

Accounts receivable and allowance for credit losses

Accounts receivables is comprised of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for credit losses based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to provision for credit losses and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory and prepayments for trade shows and marketing events which will be utilized within a year, prepayments on credit cards and the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory was $643,131 and $472,904 as of May 31, 2025 and May 31, 2024, respectively.

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

Product warranty

The Company provides a two-year or three-year limited warranty on its hearing enhancement and hearing protection products. The Company records the costs of repairs and replacements, as they are incurred, to the cost of sales.

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers. This revenue recognition standard has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes the 30-days and 60-days right of return that applies to the hearing protection and enhancement segment and hair and skin care segment, respectively. To estimate product returns, the Company analyzes historical return levels, current economic trends, and changes in customer demand. Based on this information, the Company reserves a percentage of product sale revenue and accounts for the estimated impact as a reduction in the transaction price.

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

As of May 31, 2025 and May 31, 2024, contract liabilities amounted to $963,294 and $1,385,841, respectively.  As of May 31, 2025 and May 31, 2024, contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of two to three years was $841,771 and $1,251,710, respectively, and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $117,560 and $130,201, respectively. Our contract liabilities related to warranties are expected to be recognized over a period of one year to three years. Approximately $635,832 is expected to be recognized in year 1, $187,387 is expected to be recognized in year 2, and $18,552 is expected to be recognized in year 3. Contract liabilities associated with gift cards purchased by customers amounted to $3,963 as of May 31, 2025 and $3,930 as of May 31, 2024.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Sales

The components of cost of sales include the cost of the product, shipping fees and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $994,743 and $1,163,954 for the fiscal years ended May 31, 2025 and 2024, respectively.

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

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the fiscal years ended May 31, 2025 and 2024.

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

For non-employee stock option based awards, the Company follows ASU 2018-7, which substantially aligns share-based compensation for employees and non-employees.

Net income per share of common stock

Basic net income per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For the years ended May 31, 2025 and 2024, certain stock options, preferred shares and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The dilutive common stock equivalent shares consist of preferred stock, stock options, and restricted stock awards and were computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Year Ended
	May 31,	May 31,
	2025	2024

Net income	$854,988	$2,003,134
Gain on redemption of preferred shares	-	1,329,588
Income available to common shareholders	$854,988	$3,332,722

Weighted average basic shares	6,440,476	5,868,570
Dilutive securities:
Convertible preferred stock	1,585,149	10,030,861
Stock options	180,430	268,750
Restricted stock awards	11,028	-
Weighted average dilutive shares	8,217,083	16,168,181

Earnings per share:
Basic	$0.13	$0.57
Diluted	$0.10	$0.21

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Lease Accounting

The Company adopted Accounting Standards Codification Topic 842, Leases, on June 1, 2019, using the modified retrospective transition method. Under this standard, the Company is required to recognize right-of-use (“ROU”) assets and lease liabilities for substantially all leases, including those previously classified as operating leases.

The Company treats a contract as a lease when it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For all leases with terms greater than 12 months, the Company recognizes a ROU asset and a corresponding lease liability at the lease commencement date. The lease liability is measured at the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate. The ROU asset is measured as the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives.

The Company’s incremental borrowing rate reflects the rate of interest it would have to pay to borrow on a collateralized basis over a similar lease term and for an asset of similar value. The implicit rate in the lease is used when it is readily determinable.

ROU assets represent the Company’s right to use the leased asset over the lease term, while lease liabilities represent the obligation to make lease payments. Lease expense is recognized on a straight-line basis over the lease term. Variable lease payments, which depend on factors such as usage or future events, are expensed as incurred and do not result in remeasurement of the lease liability.

The Company reviews ROU assets for impairment consistent with the policy for long-lived assets. Recoverability is assessed whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The review is based on estimated future undiscounted cash flows expected from the use of the asset.

The Company’s lease agreements do not include residual value guarantees or restrictive covenants. The Company does not act as a lessor and does not have any finance leases at this time.

Segment Reporting

The Company follows the provisions of ASC Topic 280, Segment Reporting. Operating segments are defined as components of the business for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company’s Chief Executive Officer serves as the CODM.

The Company has determined that it operates in two reportable segments: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair and skin care products. There were no changes to the Company’s reportable segments during the year ended May 31, 2025. A new legal entity was incorporated during the fiscal year; however, it has not been reported as a separate segment as it had no operations during the reporting period.

The Company also provides disclosures of revenue and long-lived assets by geographic area in accordance with ASC 280. See Note 13 – “Business Segment and Geographic Area Information” for additional information.

Recently Adopted Accounting Pronouncements

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring additional rate-reconciliation categories, annual income tax payments by jurisdiction, and foreign vs. domestic pre-tax income. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has not early adopted this guidance. The Company is currently evaluating the impact of this standard on its future income tax disclosures.

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

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	May 31, 2025	May 31, 2024
Customers receivable	$922,616	$524,730
Merchant processor receivable	185,719	78,417
Less: Allowance for credit losses	(104,390)	(93,312)
Accounts receivables, net	$1,003,945	$509,835

During the year ended May 31, 2025, the Company recognized a net recovery from credit losses of $4,519, primarily due to recoveries of previously written-off receivables. During the year ended May 31, 2024, the Company recorded a provision of credit losses of $25,471.

Note 4 – Inventory, net

Inventory, net consisted of the following:

	May 31, 2025	May 31, 2024
Finished Goods	$2,509,840	$3,190,344
Raw Materials	23,818	203,679
Inventory, net	$2,533,658	$3,394,023

At May 31, 2025 and 2024, inventory held at third party locations amounted to $109,706 and $58,242, respectively. At May 31, 2025 and 2024, there was $174,564 and $15,738 inventory in- transit, respectively. As of May 31, 2025 and May 31, 2024, the Company provided $0 and $46,895, respectively, as obsolescence reserve on certain slow-moving inventory.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2025	May 31, 2024
Promotional display racks	2 years	$62,944	$30,709
Furniture and fixtures	5 years	57,137	5,759
Computer equipment	3 years	18,558	22,130
Plant equipment	5-10 years	390,028	264,168
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(149,591)	(95,003)
Total Property, plant and equipment, net		$412,261	$260,948

Depreciation expense totaled $62,171 and $34,961 for the fiscal years ended May 31, 2025 and 2024, respectively. Of these amounts, $31,431 and $17,236 were classified within cost of sales for the years ended May 31, 2025 and 2024, respectively, with the remainder included in general and administrative expenses in the accompanying statements of operations.

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	Estimated Life	May 31, 2025	May 31, 2024
Licensing rights	3 years	$22,080	$34,024
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product certification testing	3 years	180,815	-
Less: Accumulated amortization		(244,304)	(169,920)
Intangible assets, net		$403,591	$309,104

Amortization expense amounted to $86,327 and $95,649 for the fiscal years ended May 31, 2025 and 2024, respectively.

Goodwill was $2,152,215 as of May 31, 2025 and 2024.

Intellectual Property

As of May 31, 2025, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns seven federally registered trademarks in the United States, which it considers to be of material importance to its business. All trademark registrations are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property has been recorded on the accompanying consolidated balance sheets.

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	May 31, 2025	May 31, 2024
Credit Cards	$1,863	$5,734
Sales Tax Payable	218,828	231,283
Royalty Payment Accrual	-	3,376
Accrued expenses	24,307	92,543
Total other current liabilities	$244,998	$322,936

Note 8 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 18, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the fiscal year ended May 31, 2022, the Company received a loan forgiveness for $10,000 and an additional $10,000 of borrowings under the program. The Company recorded interest expense related to the Loan, on the accompanying consolidated financial statements, of $3,736 and $5,776, as of May 31, 2025 and 2024, respectively. The Company is currently in compliance with the terms of the loan and has presented the long-term payments in accordance with the agreement.

	May 31, 2025	May 31, 2024
Economic Injury Disaster Loan Program (EIDL)	$140,229	$146,594
Total	140,229	146,594
Less: Current portion	(3,574)	(146,594)
Non-current portion	$136,655	$-

The amounts of loan payments due in the next fiscals year ended May 31, are as follows:

Total
2026	$3,574
2027	3,712
2028	3,852
2029	3,999
2030	4,152
Thereafter	120,940
Total	$140,229

During the fiscal year ended May 31, 2019, the Company purchased a forklift under an installment purchase plan. The loan amount was $16,500 payable in 60 monthly installment payments of $317 comprising of principal payment of $275 and interest payment of $42. The loan was fully paid off during the year ended May 31, 2024. As at May 31, 2025 and 2024, the balance outstanding on the loan was $0 and $0, respectively. The Company recorded an interest expense of $0 and $500, associated with the equipment financing during the fiscal years ended May 31, 2025 and 2024, on the loan in the accompanying consolidated financial statements.

Note 9 – Stockholders’ Equity

Shares Authorized

As of May 31, 2025 and 2024, the authorized capital of the Company consisted of 15,000,000 and 450,000,000 shares of common stock, par value $0.0001 per share, respectively, and 28,000,000 and 300,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

On April 8, 2025, the Board of Directors approved, and the holders of a majority of the Company’s outstanding voting securities approved by written consent, an amendment to the Company’s Certificate of Incorporation to reduce the authorized shares of common stock from 450,000,000 to 15,000,000, authorized shares of preferred stock from 300,000,000 to 28,000,000, and designated shares of Series A Preferred Stock from 250,000,000 to 27,773,500.The par value and rights of the shares remained unchanged. The amendment became effective upon filing with the Delaware Secretary of State on May 19, 2025.

Effective as of January 16, 2024, the Company effected the Reverse Stock Split of the Company’s issued shares of common stock at a ratio of 1-for-20, as approved by the Company’s Board of Directors (the “Board”). The Reverse Stock Split did not change the par value of the common stock, modify any voting rights or other terms of the common stock. The total number of shares of common stock that the Company is authorized to issue remained unchanged and any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share. The accompanying consolidated financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

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

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which, following the Reverse Stock Split of the Company’s common stock, are convertible into shares of the Company’s common stock at a twenty-to-one ratio. These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

The holders of shares of Series A Preferred Stock have no rights to dividends with respect to such shares. No dividends or other distributions shall be declared or paid on the common stock unless and until dividends at the same rate shall have been paid or declared and set apart upon the Series A Preferred Stock, based upon the number of shares of common stock into which the Series A Preferred Stock may then be converted. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.0001 per share before any payment or distribution shall be made on our shares of common stock. The Series A Preferred Stock shall not be subject to redemption at the option, election or request of the Company or any holder or holders of the Series A Preferred Stock. The shares of Series A Preferred Stock are convertible at the option of the holder thereof, into one fully paid and nonassessable share of common stock for each 20 shares of Series A Preferred Stock; provided, however, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the applicable rules and regulations thereunder.

The conversion provisions of the Company’s Series A Preferred Stock were proportionately adjusted in connection with the Reverse Stock Split, and the number of shares of Series A Preferred Stock issued and outstanding was not affected by the Reverse Stock Split.

Note 9 – Stockholders’ Equity (continued)

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

During the year ended May 31, 2025, certain stockholders of 14,478,250 preferred shares converted their preferred stock into 723,913 shares of common stock.

As of May 31, 2025 and 2024, 27,773,500 and 42,251,750 shares of Series A Preferred Stock were issued and outstanding, respectively.

Effective March 24, 2025, the Company’s board of directors ratified certain past actions which provided that all shares of preferred stock that were repurchased by the Company along with those that were converted into shares of common stock would be considered retired. The Company retired 222,226,500 shares of Series A Preferred Stock that were previously repurchased by the Company or converted into shares of common stock prior to such date.

Common Stock

As of May 31, 2025, 6,657,717 shares of common stock were issued and outstanding.

See Preferred Stock and Restricted Stock Awards and Restricted Shares Issued sections within this note for additional information regarding common stock issued during the years May 31, 2025 and 2024.

The Reverse Stock Split (See Note 2), did not change the par value of the common stock, modify any voting rights or other terms of the common stock, or change the number of authorized shares of the Company. Any fractional shares remaining after the Reverse Stock Split were rounded up to the nearest whole share.

Stock Options

Effective February 14, 2024, the Board amended the Company’s original 2022 Equity Incentive Plan (as amended, the “Plan”), which was originally approved on March 21, 2022. The effective date of the amended Plan was October 31, 2023. On October 8, 2024, the Board of Directors approved the amendment and restatement of the Plan in order to increase the number of shares authorized for issuance under the Plan by 800,000 shares, any or all of which may be issued pursuant to grants of “incentive stock options” (within the meaning of Section 422 of the Internal Revenue Code). The amendment and restatement of the Plan became effective December 18, 2024, following shareholder approval.

Under the Plan, equity-based awards may be made to employees, officers, directors, non-employee directors and consultants of the Company and its Affiliates (as defined in the Plan) in the form of (i) Incentive Stock Options (to eligible employees only); (ii) Nonqualified Stock Options; (iii) Restricted Stock; (iv) Stock Awards; (v) Performance Shares; or (vi) any combination of the foregoing. The Plan will terminate upon the close of business on March 20, 2032, unless terminated earlier in accordance with the terms of the Plan. The Board serves as the Plan administrator and may amend or terminate the Plan without stockholder approval, subject to certain exceptions.

Note 9 – Stockholders’ Equity (continued)

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

Note 9 – Stockholders’ Equity (continued)

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

During the year ended May 31, 2024, the Company issued stock options, to two consultants, to purchase, in the aggregate, up to 24,000 shares of its common stock, at an exercise price equal to the Company’s closing price on the NYSE American on the date of grant which ranged from $5.94-$10.39. The options are valued at approximately $195,960 and expire in ten years from the date of grant.

The following table presents the range of assumptions used to estimate the fair value of the stock options granted during year ended May 31, 2025:

2025
Risk free interest rate	3.84% - 4.43%
Expected life	5 - 7 years
Expected volatility	458% - 467%
Expected dividend	-

The following table summarizes the activities for the Company’s stock option activity for the years ended May 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding as of June 1, 2023	268,750	$1.83	7.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of May 31, 2024	268,750	$1.83	7.8
Granted	634,000	4.17
Exercised/Forfeited	-	-
Outstanding as of May 31, 2025	902,750	$3.48	8.7
Less: Unvested at May 31, 2025	(511,500)	4.03	5.3
Vested at May 31, 2025	391,250	$2.74	7.7

During the year ended May 31, 2025, the Company expensed $624,559 with respect to options, of which $430,959 was included in General and administrative, and $193,600 in Sales and marketing, respectively, in the accompanying consolidated statements of operations. During the year ended May 31, 2024, the Company expensed $204,429 with respect to stock options, which was included in General and administrative in the accompanying consolidated statements of operations.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.  As of the May 31, 2025, the aggregate intrinsic value was $1,382,078.

Note 9 – Stockholders’ Equity (continued)

Restricted Stock Awards and Restricted Shares Issued

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on January 13, 2025, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $62,250 based on the stock price on the grant date.

Effective April 10, 2025, the Company issued 7,865 shares of restricted stock to a consultant. Fifty percent of the shares vested immediately upon grant, and the remaining shares are scheduled to vest on November 30, 2025, subject to the consultant’s continued service through that date. The total grant date fair value of the award was $35,786 based on the stock price on the grant date.

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

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the year ended May 31, 2025, the Company expensed $484,375 related to restricted stock awards and restricted stock expense, of which $476,375 was included in General and administrative and $8,000 in Sales and marketing, on the accompanying consolidated statements of operations. During the year ended May 31, 2024, the Company expensed $62,754 related to restricted stock awards and restricted stock expense, which was included in General and administrative in the accompanying consolidated statements of operations.

Note 10 – Commitments and Contingencies

Leases

The Company had a lease agreement in connection with its previous office and warehouse facility in California under an operating lease which expired in October 2019. On December 1, 2019, the Company signed an extension of the lease for 3 years. The rent was $7,567 per month for the first year and increased by a certain amount each year. In November 2022, the Company entered into an extension of the lease for a two-year term beginning December 1, 2022. The rent was $6,098 per month for the first year and increased by a certain amount the following year. Upon expiration of the lease on December 1, 2024, the Company did not renew the lease.

On October 12, 2024, the Company entered into a lease in Beverly Hills, California for a term beginning November 1, 2024 and ending January 31, 2029. The base rent is $11,168 per month for the first twelve months and shall increase for each twelve-month period thereafter. The lease provides for rent abatement during months 2, 15, and 30.

On September 10, 2024, the Company entered into a sublease in American Fork, Utah for a three year term beginning October 1, 2024. The base rent is $0 for the first three months and $7,684 per month for the next nine months. The rent shall increase for each twelve-month period, thereafter. An additional amount of $1,210 shall be due each month for the additional overheads. The company previously leased warehouse space in Utah under a month-to-month lease agreement.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. Both leases are classified as operating leases under ASC 842.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the years ended May 31, 2025 and May 31, 2024, the Company recorded operating lease costs in the amount of $193,077 and $74,635, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of May 31, 2025, was 3.3 years and 13.1%, respectively.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2025	May 31, 2024
Right of use assets	$861,294	$131,970
Accumulated reduction	(282,173)	(95,218)
Operating lease assets, net	$579,121	$36,752

Liabilities
Lease liability	$861,294	$131,970
Accumulated reduction	(244,082)	(95,218)
Total lease liability, net	617,212	36,752
Current portion	(212,543)	(36,752)
Non-current portion	$404,669	$-

Maturities of operating lease liabilities were as follows as of May 31, 2025:

Operating Lease (fiscal year-end)
2026	$246,575
2027	257,647
2028	206,270
2029	119,790
Total	$830,282
Less: Imputed interest	(213,070)
Present value of lease liabilities	$617,212

Note 10 – Commitments and Contingencies (continued)

Accounts Payable

During the year ended May 31, 2025, the Company renewed its relationship with an entity, and as a result of the agreement, $218,699 previously due in relation to royalties, was forgiven and included in Sales and marketing in the accompanying Consolidated Statements of Operations.

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

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid approximately $227,100 in consulting fees for the year ended May 31, 2025. At May 31, 2025, the Company had an amount receivable from Intrepid of $222 relating to an overpayment, and as of May 31, 2024, an amount payable of $11,798. During the year ended May 31, 2025, advances from Intrepid were $6,950,210 and repayments to Intrepid were $6,962,230. During the year ended May 31, 2024, advances from Intrepid were $8,939,403 and repayments to Intrepid were $9,085,677. Advances made from Intrepid are short-term in nature and non-interest bearing. Additionally, pursuant to a voting agreement, effective June 16, 2022, as amended effective November 7, 2022, with A&A and Intrepid Global Advisors, we were subject to certain limitations on our ability to sell our capital stock until June 2024.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer, and has a controlling interest in BZ Capital Strategies. BZ Capital Strategies was paid $120,000 in consulting fees for the year ended May 31, 2025.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2025 and 2024, the Company held cash in various accounts of approximately $4,019,854 and $3,003,876, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2025.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hearing Enhancement and Protection Products

The majority of hearing enhancement and protection products are sold direct-to-consumer. There was no single customer that accounted for greater than 10% of total sales of segment sales and consolidated sales for the years ended May 31, 2025 and 2024.

During the fiscal year ended May 31, 2025, hearing enhancement and protection sales to customers outside the United States represented approximately 5% segment net sales, which consisted of 2.9% from Canada and the remaining from various countries. During the fiscal year ended May 31, 2024, hearing enhancement and protection sales to customers outside the United States represented approximately 4% of segment net sales, which consisted of 3.5% from Canada and the remaining from various countries.

During the fiscal years ended May 31, 2025 and 2024 sales of hearing enhancement and protection products were comprised of the following:

	For The Fiscal Years Ended May 31,
Hearing Enhancement and Protection Products	2025	2024
In-ear protection devices	85%	86%
Over-ear protection devices	12%	13%
Accessories and others	3%	1%
Total	100%	100%

As of May 31, 2025, two customers accounted for accounts receivable greater than 10% of segment account receivable, aggregating to 26% consisting of 13% each. At May 31, 2024, there was no accounts receivable for hearing enhancement and protection products that accounted for more than 10% of total segment account receivable.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The two largest vendors accounted for 67% and 23%, respectively, of all purchases related to hearing enhancement and protection products, for the year ended May 31, 2025 and one vendor accounting for 87% of all purchases in the segment for the year ended May 31, 2024.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the fiscal year ended May 31, 2025, hair and skin care product sales to one customer which represented over 10% of total segment sales, aggregating to 36% of the segment’s net sales, and 2.1% of the Company’s consolidated net sales. During the fiscal year ended May 31, 2024 hair and skin care product sales to three customers, which each represented over 10% of segment net sales, aggregated to approximately 47% of the segment’s net sales at 27%, 10% and 10%, and represented 2.4% of consolidated total sales.

During the fiscal year ended May 31, 2025, hair and skin care product sales to customers outside the United States represented approximately 31% of segment net sales, which consisted of 28% from Canada and 3% from Italy and during the fiscal year ended May 31, 2024 hair and skin care product sales to customers outside the United States represented approximately 29% of segment net sales which consisted of 28% from Canada and 1% from Italy.

During the fiscal year ended May 31, 2025, hair and skin care product sales by product line which each represented over 10% of the segment sales consisted of approximately 31% from sales of hair shampoo, and 24% from sales of hair conditioner and 21% from bundle kits. During the fiscal year ended May 31, 2024, hair and skin care product sales by product line which each represented over 10% of sales consisted of approximately 22% from sales of hair shampoo, and 17% from sales of hair conditioner and 23% from bundle kits.

Note 12 – Concentrations (continued)

During the fiscal years ended May 31, 2025 and 2024, sales for the hair and skin care product lines comprised of the following:

	For the Fiscal Years ended
Hair and Skin Care Products	May 31, 2025	May 31, 2024
Shampoos and Conditioners	76%	72%
Ancillary Products	24%	28%
Total	100%	100%

At May 31, 2025, accounts receivable for hair and skin care products that accounted for more than 10% of the segment’s total accounts receivable aggregated to 60% and represented three customers at 28%, 17%, and 15%. At May 31, 2024, there was no accounts receivable for hair and skin care products that accounted for more than 10% of sales transactions which is due to the fact that products were sold primarily through direct-to-consumer.

Hair and skin care product purchased inventories and products from two vendors represented approximately 98% of segment purchases at 79% and 19%, during the year ended May 31, 2025, and during the year ended May 31, 2024 two vendors represented 97% of segment purchases at 77% and 20%.

Note 13 – Business Segment and Geographic Area Information

Business Segments

The Company operates in two reportable segments: Hearing Enhancement and Protection and Hair and Skin Care. The segments are determined based on the nature of the products sold and how the business is managed. On May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which did not have any material activity for the year ended May 31, 2025.

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM evaluates segment performance and allocates resources based primarily on a segment profit measure referred to as Segment non-cash operating income, which the Company has concluded is the measure of segment profitability. This non-GAAP measure is defined as operating income from segment operations before depreciation and amortization, stock-based compensation expense and corporate expenses. Corporate expenses primarily include insurance, expenses related to operating as a public company—including fees paid to related parties for executive management services—corporate office rent, and stock-based compensation for management.

The CODM reviews Segment non-cash operating income for each segment regularly to assess performance and to make decisions regarding the allocation of resources.

A reconciliation of Segment non-cash operating income to the most directly comparable measure under U.S. GAAP is Income from Operations and is included in the table below.

The Company’s segment information is as follows:

	For the years ended,
	May 31, 2025			May 31, 2024
	Hearing enhancement and protection	Hair and skin care	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated
Sales, net	$24,735,101	$1,522,421	$26,257,522	$26,115,662	$1,382,877	$27,498,539
Cost of sales	6,928,245	687,709	7,615,954	6,814,190	507,648	7,321,838
Gross profit	$17,806,856	$834,712	$18,641,568	$19,301,472	$875,229	$20,176,701
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$11,000,206	$452,136	$11,452,342	$12,962,298	$486,756	$13,449,054
Compensation and related taxes	814,603	32,547	847,150	753,383	44,278	797,661
Professional and consulting	2,012,612	8,685	2,021,297	2,284,246	154,128	2,438,374
General and administrative	467,540	184,284	651,824	585,566	7,336	592,902
Total segment expenses adjusted for non-cash items	$14,294,961	$677,652	$14,972,613	$16,585,493	$692,498	$17,277,991
Segment non-cash operating income	$3,511,895	$157,060	$3,668,955	$2,715,979	$182,731	$2,898,710
Depreciation and amortization			148,498			130,610
Stock-based compensation			1,108,934			267,183
Corporate expenses (1)			1,250,158			997,537
Income from Operations			$1,161,365			$1,503,380
Total Assets (2)	$8,109,272	$4,760,523	$12,869,795	$7,802,282	$3,172,079	$10,974,361
Payments for property and equipment and intangible assets	$392,428	$1,870	$394,298	$160,525	$—	$160,525
Depreciation and amortization	$144,955	$3,543	$148,498	$125,057	$5,553	$130,610

(1)	For the year ended May 31, 2025, compensation paid to the CFO for operational responsibilities within the business is excluded from corporate expenses and include in the respective segment costs.

For the year ended May 31, 2024, the former CFO's compensation related solely to public company responsibilities and is therefore entirely included in corporate expenses.

(2)	As of May 31, 2025, Total Assets in the Company's Hearing enhancement and protection segment includes $10,000 related to cash held by the Company’s recently incorporated subsidiary.

Geographic Area Information

During the fiscal years ended May 31, 2025 and 2024, approximately 93% and 95%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

Note 14 – Income Taxes

The Company is subject to U.S. federal rate of 21.0% and California state tax rate of 8.84% and Utah State tax rate of 4.55%.

The income taxes expense (benefit) for years ended May 31, 2025 and 2024 consists of the following:

	For The Fiscal Years Ended May 31,
	2025	2024

Current
Federal	$206,950	$92,406
State	61,530	81,870

Deferred
Federal	268,985	(394,481)
State	(83,637)	-
Income tax expense (benefit)	$453,828	$(220,205)

The following table reconciles the Company’s income tax expense (benefit) at the U.S. federal statutory rate to the actual income tax expense (benefit) for the years ended May 31, 2025 and 2024:

	For The Fiscal Years Ended May 31,
	2025	2024
Tax expense (benefit) computed at statutory rate of 21%	$274,854	$374,415
State tax expense (benefit) blended rate	(36,988)	81,870
Permanent differences	55,585	87,614
Deferred tax true up	173,638	(366,891)
Other	(13,261)	(397,213)
Tax expense (benefit)	$453,828	$(220,205)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at May 31, are as follows:

	As of May 31,
	2025	2024

Deferred tax assets
Property, Plant and Equipment	$(101,415)	$-
Intangibles	(59,238)	-
Net operating loss	90,060	231,587
Stock-based compensation	163,018	-
Others	(46,186)	-
Total gross deferred tax assets	46,239	231,587
Less: Deferred tax asset valuation allowance	-	-

Deferred tax liabilities	-	-
Total net deferred tax assets	$46,239	$231,587

There was no valuation allowance at May 31, 2025 and 2024.

As of May 31, 2025, the Company had California net operating loss (“NOL”) carryforwards of $1,289,587. These NOLs are available to offset future taxable income, subject to applicable limitations. California NOLs are generally subject to a 20-year carryforward period. As of May 31, 2025, the Company did not have any federal or Utah NOL carryforwards.

During the year ended May 31, 2025, the Company utilized approximately $465,613 of its federal NOLs and $123,216 of its California NOLs to offset taxable income. Based on recent operating results and projected future income, management believes it is more likely than not that the remaining NOL carryforwards will be fully realized. Accordingly, no valuation allowance has been recorded as of May 31, 2025.

(b) Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.1	6/22/2022
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.2	6/22/2022
2.3	Amendment to Asset Purchase Agreement, dated September 8, 2022, between AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp.			10-Q	8/31/2022	10.2	10/12/2022
3.1	Amended and Restated Certificate of Incorporation			S-1		3.3	10/6/2017
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of June 13, 2022)			10-K	5/31/2022	3.3	8/25/2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of January 16, 2024)			8-K		3.1	1/16/2024
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of February 14, 2024)			8-K		3.1	2/12/2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of May 19, 2025)			8-K		3.1	5/19/2025
3.6	Bylaws			S-1		3.2	10/6/2017
3.7	Amendment to the Bylaws (effective as of February 14, 2024)			8-K		3.2	2/12/2024
4.1	Description of the Company’s Registered Securities	X
4.2	Form of Common Stock Certificate of AXIL Brands, Inc.			10-K	5/31/2024	4.2	8/15/2024
10.1	Contribution Agreement between Reviv3 Procare, LLC and AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), dated June 1, 2015			S-1		10.1	10/6/2017
10.2	Second Draw Paycheck Protection Program Term Note, dated February 7, 2021			10-K	5/31/2022	10.4	8/25/2022
10.3+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.5	8/25/2022
10.4	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of May 18, 2020			10-K	5/31/2022	10.6	8/25/2022

10.5	Security Agreement, dated May 18, 2020, between the U.S. Small Business Administration and the Company			10-K	5/31/2022	10.7	8/25/2022
10.6*	2022 Equity Incentive Plan (March 2022)			10-K	5/31/2022	10.8	8/25/2022
10.7*	Amendment to the 2022 Equity Incentive Plan (effective as of February 14, 2024)			8-K		10.1	2/15/2024
10.8*	Amended and Restated 2022 Equity Incentive Plan (effective as of December 18, 2024)			8-K		10.1	12/18/2024
10.9*	Form of Option Award Agreement (2022)			10-K	5/31/2022	10.9	8/25/2022
10.10*	Form of Stock Option Agreement (2023)			10-K	5/31/2023	10.9	8/21/2023
10.11*	Form of Restricted Stock Grant Agreement (2023)			10-K	5/31/2023	10.10	8/21/2023
10.12*	Form of Performance Restricted Stock Unit Agreement (2023)			10-K	5/31/2023	10.11	8/21/2023
10.13*	Form of Stock Option Agreement (2024)			10-Q	8/31/2024	10.1	10/10/2024
10.14*	Form of Restricted Stock Award Agreement (2024)			10-Q	11/30/2024	10.3	1/8/2025
10.15	Form of Securities Purchase Agreement			10-Q	11/30/2022	10.5	1/10/2023
10.16	Form of Securities Purchase Agreement			8-K		10.1	3/3/2023
10.17	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and Teton 360, LLC			8-K		10.1	3/11/2024
10.18	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and L Grant Foster TTEE - The Williams Family Irrevocable Trust			8-K		10.2	3/11/2024
10.19*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Toghraie.	X
10.20*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Brown.	X
19.1	Insider Trading Policy (last revised October 8, 2024)	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Clawback Policy			10-K	5/30/2024	97.1	8/15/2024
99.1	Office Lease Agreement, dated October 12, 2024, between New Lion Enterprises LLC and AXIL Brands, Inc.			10-Q	11/30/2024	99.1	1/8/2025
101	The following consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended May 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
					Incorporated by Reference

*	Management compensatory plan or arrangement.

+	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish to the SEC a copy of any omitted schedules or exhibits upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIL BRANDS, INC.

Date: August 21, 2025	BY:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Toghraie	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 21, 2025
Jeff Toghraie

/s/ Jeff Brown	Chief Financial Officer, Chief Operating Officer and Director (principal accounting officer and principal financial officer)	August 21, 2025
Jeff Brown

/s/ Peter Dunne	Director	August 21, 2025
Peter Dunne

/s/ Nancy Hundt	Director	August 21, 2025
Nancy Hundt

/s/ Manu Ohri	Director	August 21, 2025
Manu Ohri

-32-