Form 10-Q
period 2025-08-31
Axil Brands, Inc.
filed 2025-10-07
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 2, 2025, there were 6,757,717 shares of the registrant’s common stock, $0.0001 par value, outstanding.

AXIL BRANDS, INC. AND SUBSIDIARIES

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

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, increased tariffs and other trade restrictions and barriers, interest rate changes, unemployment rates, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the U.S. federal government shutdown, the Ukraine-Russia conflict and conflict in the Middle East, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to sustainability; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflict in the Middle East and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales; labor relations; the potential impact of sustainability matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2025	May 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,086,624	$4,769,854
Accounts receivable, net	2,778,751	1,003,945
Inventory, net	3,889,462	2,533,658
Due from related party	-	222
Prepaid expenses and other current assets	935,679	947,969

Total Current Assets	11,690,516	9,255,648

OTHER ASSETS:
Property and equipment, net	395,857	412,261
Intangible assets, net	452,405	403,591
Right of use asset	521,993	579,121
Deferred tax asset	122,182	46,239
Other assets	20,720	20,720
Goodwill	2,152,215	2,152,215

Total Other Assets	3,665,372	3,614,147

TOTAL ASSETS	$15,355,888	$12,869,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,391,752	$866,573
Customer deposits	209,942	67,412
Contract liabilities- current	755,736	757,355
Notes payable - current	3,459	3,574
Due to related party	151,269	-
Lease liability, current	207,929	212,543
Income tax liability	501,370	310,369
Other current liabilities	294,394	244,998

Total Current Liabilities	4,515,851	2,462,824

LONG TERM LIABILITIES:
Lease liability, long term	352,475	404,669
Note payable, long term	135,740	136,655
Contract liabilities- long term	158,608	205,939

Total Long Term Liabilities	646,823	747,263

Total Liabilities	5,162,674	3,210,087

Commitments and contingencies (see Note 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 28,000,000 shares authorized; 27,773,500 shares issued and outstanding as of August 31, 2025 and May 31, 2025	2,777	2,777
Common stock, $0.0001 par value: 15,000,000 shares authorized; 6,657,717 shares issued and outstanding as of August 31, 2025 and May 31, 2025	666	666
Additional paid-in capital	9,134,759	8,935,547
Retained Earnings	1,055,012	720,718

Total Stockholders' Equity	10,193,214	9,659,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,355,888	$12,869,795

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

	2025	2024

Sales, net	$6,856,218	$5,851,272

Cost of sales	2,221,284	1,697,624

Gross profit	$4,634,934	$4,153,648

OPERATING EXPENSES:
Sales and marketing	$2,785,869	$2,669,471
Compensation and related taxes	204,528	190,648
Professional and consulting	799,514	947,849
General and administrative	433,285	486,382

Total Operating Expenses	$4,223,196	$4,294,350

INCOME (LOSS) FROM OPERATIONS	$411,738	$(140,702)

OTHER INCOME (EXPENSE):
Other income	1,318	2,266
Interest income	37,579	28,631
Interest expense and other finance charges	(1,283)	-

Other income (expense), net	$37,614	$30,897

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$449,352	$(109,805)

Provision for income taxes	115,058	-

NET INCOME (LOSS)	$334,294	$(109,805)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.02)
Diluted	$0.04	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,638,785	6,172,379
Diluted	8,243,025	6,172,379

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

For the three months ended August 31, 2025

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

Stock options expense	-	-	-	-	176,488	-	176,488

Stock-based compensation	-	-	-	-	22,724	-	22,724

Net income for the three months ended August 31, 2025	-	-	-	-	-	334,294	334,294

Balance, August 31, 2025	27,773,500	$2,777	6,657,717	$666	$9,134,759	$1,055,012	$10,193,214

For the three months ended August 31, 2024

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	-	-	-	-	72,632	-	72,632

Stock-based compensation	-	-	-	-	225,232	-	225,232

Preferred stock converted to common stock	(11,118,250)	(1,112)	555,913	56	1,056	-	-

Net loss for the three months ended August 31, 2024	-	-	-	-	-	(109,805)	(109,805)

Balance, August 31, 2024	31,133,500	$3,113	6,464,852	$647	$8,124,160	$(244,075)	$7,883,845

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$334,294	$(109,805)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	62,087	12,895
(Recovery)/provision for credit losses	(158)	18,785
Stock-based compensation	199,212	297,864
Deferred income taxes	(75,943)	-
Change in operating assets and liabilities:
Accounts receivable	(1,774,648)	(108,100)
Inventory	(1,355,804)	120,603
Prepaid expenses and other current assets	12,290	486,958
Accounts payable	1,525,180	405,511
Other current liabilities	383,246	(178,731)
Contract liabilities	(48,950)	(48,662)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(739,194)	897,318

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(86,130)	(41,840)
Purchase of property and equipment	(8,367)	-

NET CASH USED IN INVESTING ACTIVITIES	(94,497)	(41,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(1,030)	(2,337)
Repayments to a related party	(1,056,202)	(1,644,038)
Advances from a related party	1,207,693	1,685,745

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,461	39,370

NET (DECREASE)/INCREASE IN CASH	(683,230)	894,848

CASH - Beginning of period	4,769,854	3,253,876

CASH - End of period	$4,086,624	$4,148,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,134	$-
Income taxes	$-	$-

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 1 – Organization

AXIL Brands, Inc. (together with its subsidiaries, the “Company,” “we,” “us” or “our”) is a Delaware corporation headquartered at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio enhancement and protection products, as well as professional quality hair and skin care products. These product lines are sold throughout the United States, Canada, Europe and Asia.

The Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024 and concurrently uplisted to the NYSE American stock exchange. The Company operates through its subsidiaries, including AXIL Distribution Company (formerly Reviv3 Acquisition Corporation) and Sharper Vision Marketing Inc., which was incorporated on May 5, 2025 and had no material activity for the three months ended August 31, 2025.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2025 and August 31, 2024 and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2025 filed on August 21, 2025. The results of operations for the three months ended August 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2026. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Estimates made by management include, but are not limited to, the allowance for credit losses, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets and the fair value of non-cash common stock issuances.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the financing section of the accompanying consolidated statements of cash flows, Advances from related party and Repayments to related party are presented on a gross basis.

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

Accounts receivable and allowance for credit losses

Accounts receivable is comprised of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for credit losses based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to provision for credit losses and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory, operational and corporate expenditure, and prepayments for trade shows and marketing events which will be utilized within a year, and prepayments on credit cards and the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory was $681,806 and $643,131 as of August 31, 2025 and May 31, 2025, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next twelve months is classified as non-current inventory.

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

Revenue recognition

The Company follows Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” This revenue recognition standard has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

As of August 31, 2025, and May 31, 2025, contract liabilities amounted to $914,344 and $963,294, respectively. As of August 31, 2025, and May 31, 2025, contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of two and three years was $701,881 and $841,771, respectively; and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $205,750 and $117,560, respectively. Our contract liabilities related to warranties are expected to be recognized over a period of one year to three years. Approximately $667,816 is expected to be recognized in the remainder of fiscal year 2026, $209,914 is expected to be recognized in fiscal year 2027, $28,140 in fiscal year 2028 and $8,474 in fiscal year 2029. Contract liabilities associated with gift cards purchased by customers amounted to $6,713 and $3,963, respectively, as of August 31, 2025 and May 31, 2025.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Sales

The components of cost of sales include the cost of the product, shipping fees and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $226,004 and $249,914 for the three months ended August 31, 2025 and August 31, 2024, respectively.

Marketing, selling and advertising

Sales, marketing and advertising costs are expensed as incurred.

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon delivery of products in compliance with its revenue recognition policy.

Fair value measurements and fair value of financial instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The estimated fair value of certain financial instruments, including prepaid expenses, deposits, accounts payable and accrued expenses are carried on a historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2025 and August 31, 2024.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation”(“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For non-employee stock option based awards, the Company follows ASU 2018-7, which substantially aligns share-based compensation for employees and non-employees.

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. For the three months ended August 31, 2025 and August 31, 2024, certain stock options, preferred shares and restricted stock awards were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income.

The dilutive common stock equivalent shares consist of preferred stock, stock options, and restricted stock awards and were computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computations of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	August 31,	August 31,
	2025	2024

Net income (loss)	$334,294	$(109,805)

Weighted average basic shares	6,638,785	6,172,379
Dilutive securities:
Convertible preferred stock	1,388,675	—
Stock options	197,226	—
Restricted stock awards	18,339	—
Weighted average dilutive shares	8,243,025	6,172,379

Earnings (loss) per share:
Basic	$0.05	$(0.02)
Diluted	$0.04	$(0.02)

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Lease Accounting

The Company accounts for leases in accordance with ASC 842, Leases, which requires recognition of right-of-use (“ROU”) assets and lease liabilities for substantially all leases, including those previously classified as operating leases.

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

The Company has determined that it operates in two reportable segments: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair and skin care products. There were no changes to the Company’s reportable segments during the three months ended August 31, 2025. A new legal entity was incorporated during fiscal year 2025; however, it has not been reported as a separate segment as it had no operations during this reporting period.

The Company also provides disclosures of revenue and long-lived assets by geographic area in accordance with ASC 280. See Note 13 – “Business Segment and Geographic Area Information” for additional information.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual income tax disclosures, including more detailed information about the effective tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and must be applied on a prospective basis with the option for retrospective application.

The Company adopted this standard effective June 1, 2025, the beginning of its fiscal year 2026. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements but will result in expanded income tax disclosures in the Company’s annual financial statements for the fiscal year ending May 31, 2026.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	August 31, 2025	May 31, 2025
Customers receivable	$2,540,473	$922,616
Merchant processor receivable	345,543	185,719
Less: Allowance for credit losses	(107,265)	(104,390)
Total Accounts receivables, net	$2,778,751	$1,003,945

During the three months ended August 31, 2025, the Company recognized a net recovery from credit losses of $158, primarily due to recoveries of previously written-off receivables. During the three months ended August 31, 2024, the Company recorded a provision for credit losses of $18,785.

Note 4 – Inventory, net

Inventory, net consisted of the following:

	August 31, 2025	May 31, 2025
Finished Goods	$3,874,121	$2,509,840
Raw Materials	15,341	23,818
Total Inventory	$3,889,462	$2,533,658

As of August 31, 2025 and May 31, 2025, inventory held at third party locations amounted to $67,766 and $109,706, respectively. As of August 31, 2025 and May 31, 2025, inventory in-transit amounted to $747,536 and $174,564, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2025	May 31, 2025
Promotional display racks	2 years	$62,945	$62,944
Furniture and fixtures	5 years	65,504	57,137
Computer equipment	3 years	18,558	18,558
Plant equipment	5-10 years	390,028	390,028
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(174,363)	(149,591)
Total Property, plant and equipment, net		$395,857	$412,261

Depreciation expense amounted to $24,771 and $9,893 for the three months ended August 31, 2025 and August 31, 2024, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	August 31, 2025	May 31, 2025
Licensing rights	3 years	$33,120	$22,080
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product certification testing	3 years	255,905	180,815
Less: Accumulated amortization		(281,620)	(244,304)
Total Intangible assets, net		$452,405	$403,591

Amortization expense amounted to $37,316 and $3,002 for the three months ended August 31, 2025 and August 31, 2024, respectively.

Goodwill was $2,152,215 as of August 31, 2025 and May 31, 2025.

Intellectual Property

As of August 31, 2025, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns seven federally registered trademarks in the United States, which it considers to be of material importance to its business. All trademark registrations are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property has been recorded on the accompanying consolidated balance sheets.

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	August 31, 2025	May 31, 2025
Sales tax payable	$207,511	$218,828
Accrued expenses	86,734	24,307
Accrued interest	149	—
Credit cards	—	1,863
Total other current liabilities	$294,394	$244,998

Note 8 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 18, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the fiscal year ended May 31, 2022, the Company received a loan forgiveness for $10,000 and an additional $10,000 of borrowing under the program. The Company recorded interest expense related to the Loan, on the accompanying consolidated financial statements, of $1,312 and $1,495, during the three months ended August 31, 2025 and August 31, 2024, respectively. The Company is currently in compliance with the terms of the loan and has presented the long-term payments in accordance with the agreement.

	August 31, 2025	May 31, 2025
Economic Injury Disaster Loan Program (EIDL)	$139,199	$140,229
Total	139,199	140,229
Less: Current portion	(3,459)	(3,574)
Non-current portion	$135,740	$136,655

The amounts of loan payments due in the next fiscal years ended May 31, are as follows:

Total
2026 (nine months remaining)	$2,544
2027	3,712
2028	3,852
2029	3,999
2030	4,152
Thereafter	120,940
Total	$139,199

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 9 – Stockholders’ Equity

Shares Authorized

As of August 31, 2025 and May 31, 2025, the authorized capital of the Company consisted of 15,000,000 shares of common stock, par value $0.0001 per share and 28,000,000 shares of preferred stock, par value $0.0001 per share.

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

During the fiscal year ended May 31, 2023, the Company issued 250,000,000 shares of non-voting Series A Preferred Stock, which, following the January 2024 reverse stock split of the Company’s common stock, are convertible into shares of the Company’s common stock at a twenty-to-one ratio. These 250,000,000 shares of non-voting Series A Preferred Stock were valued at the fair market value of $3,100,000 at issuance.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

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

As of August 31, 2025 and May 31, 2025, 27,773,500 shares of Series A Preferred Stock were issued and outstanding. No shares of Series A Preferred Stock were issued during the three months ended August 31, 2025.

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

Common Stock

As of August 31, 2025 and May 31, 2025, 6,657,717 shares of common stock were issued and outstanding. No shares were issued during the three months ended August 31, 2025.

See “Preferred Stock” and “Restricted Stock Awards and Restricted Shares Issued” sections within this note for additional information regarding common stock issued during the three months ended August 31, 2025 and 2024.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

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

During the three months ended August 31, 2025, the Company did not issue stock options.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

The following table summarizes the activities for the Company’s stock option activity for the three months ended August 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value (1)
Outstanding as of May 31, 2025	902,750	$3.48	8.7	$1,382,078
Granted	-	-
Exercised/Forfeited	-	-
Outstanding as of August 31, 2025	902,750	3.48	8.4	2,000,575
Less: Unvested as of August 31, 2025	(467,500)	4.01	4.8	752,725
Vested as of August 31, 2025	435,250	$2.90	7.6	$1,247,850

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

During the three months ended August 31, 2025, the Company expensed $176,488 with respect to options, of which $150,376 was included in General and administrative, and $26,112 in Sales and marketing, respectively, in the accompanying consolidated statements of operations. During the three months ended August 31, 2024, the Company expensed $72,632 with respect to stock options, which was included in General and administrative in the accompanying consolidated statements of operations.

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

The fair value of the stock grants is being recorded over the term of the service related to each grant. During the three months ended August 31, 2025, the Company expensed $22,724 related to restricted stock awards and restricted stock expense of which $18,034 was included in General and administrative in the accompanying consolidated statements of operations, and $4,690 in Sales and marketing, in the accompanying consolidated statements of operations. During the three months ended August 31, 2024, the Company expensed $225,232 related to restricted stock awards and restricted stock expense which was included in General and administrative in the accompanying consolidated statements of operations.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

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

On September 10, 2024, the Company entered into a sublease in American Fork, Utah for a three year term beginning October 1, 2024. The base rent was $0 for the first three months and $7,684 per month for the next nine months. The rent shall increase for each twelve-month period, thereafter. An additional amount of $1,210 shall be due each month for the additional overheads. The Company previously leased warehouse space in Utah under a month-to-month lease agreement.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. Both leases are classified as operating leases under ASC 842.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the three months ended August 31, 2025 and August 31, 2024, the Company recorded operating lease costs in the amount of $63,161 and $18,659, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of August 31, 2025, was 3.1 years and 13.1%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	August 31, 2025	May 31, 2025
Right of use assets	$729,323	$861,294
Accumulated reduction	(207,330)	(282,173)
Operating lease assets, net	$521,993	$579,121

Liabilities
Lease liability	$729,323	$861,294
Accumulated reduction	(168,919)	(244,082)
Total lease liability, net	560,404	617,212
Current portion	(207,929)	(212,543)
Non-current portion	$352,475	$404,669

Maturities of operating lease liabilities were as follows as of August 31, 2025:

Operating Lease (fiscal year-end)
2026 (nine months remaining)	$183,736
2027	257,647
2028	206,270
2029	119,790
Total	$767,443
Less: Imputed interest	(207,039)
Present value of lease liabilities	$560,404

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. Intrepid was paid approximately $66,100 and $25,000 in consulting fees for the three months ended August 31, 2025 and August 31, 2024, respectively. As of August 31, 2025, the Company had a payable to Intrepid of $151,269 and as of May 31, 2025, an amount receivable from Intrepid of $222. During the three months ended August 31, 2025, advances from Intrepid were $1,207,693 and repayments to Intrepid were $1,056,202. During the three months ended August 31, 2024, advances from Intrepid were $1,685,745 and repayments to Intrepid were $1,644,038. Advances made from Intrepid are short-term in nature and non-interest bearing.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer, and has a controlling interest in BZ Capital Strategies. BZ Capital Strategies was paid $40,000 and $25,000 in consulting fees for three months ended August 31, 2025 and August 31, 2024, respectively.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2025 and May 31, 2025, the Company held cash of $3,586,624 and $4,019,854, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2025.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier

During the three months ended August 31, 2025, there was one customer representing 28% of consolidated net sales. There was no single customer that accounted for greater than 10% of consolidated net sales for the three months ended August 31, 2024.

During the three months ended August 31, 2025, approximately 95% of our consolidated net sales were to customers located in the United States. During the three months ended August 31, 2024, approximately 92% of our consolidated net sales were to customers located in the United States. All Company assets are located in the United States.

As of August 31, 2025, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from one customer amounting to 66%. As of May 31, 2025, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from two customers amounting to 22% consisting of 11% each.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The two largest vendors accounted for 80% and 11%, respectively, of all purchases for the three months ended August 31, 2025. For the three months ended August 31, 2024, the two largest manufacturing vendors accounted for 64% and 19%, respectively, of all purchases.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 13 – Business Segment and Geographic Area Information

Business Segments

The Company operates in two reportable segments: Hearing Enhancement and Protection and Hair and Skin Care. The segments are determined based on the nature of the products sold and how the business is managed. On May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which did not have any material activity for the three months ended August 31, 2025.

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

The Company’s segment information is as follows:

	For the three months ended,
	August 31, 2025			August 31, 2024
	Hearing enhancement and protection	Hair and skin care	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Sales, net	$6,579,666	$276,552	$6,856,218	$5,299,763	$551,509	$5,851,272
Cost of sales	2,085,612	135,672	2,221,284	1,402,604	295,020	1,697,624
Gross profit	$4,494,054	$140,880	$4,634,934	$3,897,159	$256,489	$4,153,648
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$2,614,329	$145,428	$2,759,757	$2,567,405	$102,066	$2,669,471
Compensation and related taxes	204,528	—	204,528	180,572	10,076	190,648
Professional and consulting	504,290	16,025	520,315	574,160	25	574,185
General and administrative	144,612	15,501	160,113	180,805	38,909	219,714
Total segment expenses adjusted for non-cash items	$3,467,759	$176,954	$3,644,713	$3,502,942	$151,076	$3,654,018
Segment non-cash operating income (loss)	$1,026,295	$(36,074)	$990,221	$394,217	$105,413	$499,630
Depreciation and amortization			62,087			12,895
Stock-based compensation			199,212			297,864
Corporate expenses			317,184			329,573
Income (loss) from operations			$411,738			$(140,702)
Total Assets (1)	$11,259,950	$4,095,938	$15,355,888	$8,109,272	$4,760,523	$11,356,739
Payments for property and equipment and intangible assets	$94,497	$—	$94,497	$41,840	$—	$41,840
Depreciation and amortization	$61,155	$932	$62,087	$12,056	$839	$12,895

(1)	As of August 31, 2025 and May 31, 2025, Total Assets in the Company's Hearing enhancement and protection segment includes $10,000 related to cash held by the Company’s recently incorporated subsidiary.

Geographic Area Information

During the three months ended August 31, 2025 and 2024, approximately 95% and 92%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

Note 14 – Income Taxes

We calculated our interim tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740, “Accounting for Income Taxes.” At the end of each interim quarterly period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects of other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.

We recorded an income tax expense of $115,058 for the three months ended August 31, 2025 and $0 income tax for the three months ended August 31, 2024.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023 and 2024 Corporate Income Tax Returns are subject to IRS examination.

Note 15 – Subsequent Events

On September 2, 2025 and September 15, 2025, two holders of the Company’s preferred stock converted an aggregate of 2,000,000 shares of preferred stock into 100,000 shares of common stock in accordance with the terms of the preferred stock agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2025 filed with the SEC on August 21, 2025. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking.

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

Our overall business strategy is to establish market awareness of our products through our direct-to-consumer campaigns. Our strategy centers on driving growth by expanding market share within existing channels and developing new ones through both online and traditional platforms. Our primary focus is optimizing our e-commerce strategies, building sales teams to meet the needs of distribution channels, and enhancing value through strategic partnerships. We are also working to expand our offline retail presence and enter into new international markets. We believe the increase in awareness will allow us to increase distribution and gain customers through our distribution partners’ retail establishments, with the goal of helping us achieve growth in market share and diversify our sales channels; however, we cannot provide any assurances that such increases will occur, or that we will realize the anticipated benefits of our actions.

The Company entered into a strategic supply arrangement with a leading national membership-based retail chain, marking a significant milestone in our wholesale channel expansion strategy. Under this agreement, the retailer placed a substantial initial purchase order, with fulfillment beginning in the first quarter of fiscal 2026 and expected to be completed in the second quarter of fiscal 2026. While there can be no assurances that additional purchase orders will be placed or as to the timing of the fulfillment of any orders, this development has and is anticipated to continue to drive meaningful revenue growth and enhance brand visibility across a broader customer base.

In September 2025, we announced a partnership with a major national salon chain across Canada to offer our full Reviv3 Procare® line, a collaboration that significantly expands our brand’s professional reach through one of the country’s most influential haircare networks.

In June 2025, the Company expanded its leadership team by hiring a senior contractor to lead growth initiatives in our hair and skin care division. This individual brings extensive experience in brand development and channel expansion. His appointment reflects our commitment to scaling this business segment and capitalizing on emerging industry growth.

We also gained media recognition in leading military publications, including Military Times, Air Force Times, Marine Corps Times, and Navy Times, highlighting our hearing protection and enhancement technology. We believe this visibility strengthens our credibility among professional and tactical users.

We continue to make progress on our supply chain transition strategy in response to elevated U.S. tariffs and broader geopolitical risks. Key initiatives include relocating senior manufacturing leadership to the United States and advancing early-stage domestic production capabilities. While tariff-related cost pressures impacted fiscal 2025, we do not expect a material ongoing effect into fiscal 2026 based on current tariff levels. If tariff rates change or other changes in trade policy are implemented, the expected impact on our operations could change.

On July 4, 2025, legislation commonly referred to as The One Big Beautiful Bill Act of 2025 (“OBBBA”) was enacted in the U.S., making permanent certain provisions of the Tax Cuts and Jobs Act and introducing changes to corporate tax provisions. We are currently assessing the impact of OBBBA on our consolidated financial statements.

Results of Operations

Our results of operations are summarized below.

	Three months ended
	August 31, 2025	August 31, 2024
Sales, net	$6,856,218	$5,851,272
Cost of sales	2,221,284	1,697,624
Gross profit	4,634,934	4,153,648
Total operating expenses	4,223,196	4,294,350
Income (loss) from operations	411,738	(140,702)
Net income (loss) after tax	$334,294	$(109,805)

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

	For the Three Months Ended
	August 31, 2025	August 31, 2024
Net income (loss) (GAAP)	$334,294	$(109,805)
Provision for income taxes	115,058	-
Interest income, net	(36,296)	(28,631)
Depreciation and amortization	62,087	12,895
Total EBITDA (Non-GAAP)	475,143	(125,541)

Adjustments:

Stock-based compensation	199,212	297,864

Total Adjusted EBITDA (Non-GAAP)	$674,355	$172,323

Sales, net (GAAP)	$6,856,218	$5,851,272

Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	9.8%	2.9%

For the Three Months Ended August 31, 2025 Compared to the Three Months Ended August 31, 2024

Net sales for the three months ended August 31, 2025 increased by $1,004,946 or 17.2%, as compared to the three months ended August 31, 2024. The increase in net sales was primarily driven by a material order from a leading national membership-based retail chain. The order generated significant incremental revenue and positioned us for additional shipments in subsequent periods.

Cost of sales includes the cost of products, freight-in costs, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. For the three months ended August 31, 2025, the overall cost of sales increased by $523,660 or 30.8%, as compared to the three months ended August 31, 2024. Cost of sales as a percentage of net revenues for the three months ended August 31, 2025 was 32.4% as compared to 29.0% for the three months ended August 31, 2024. Cost of sales increased as a percentage of revenue primarily due to a material order with a leading national membership-based retail chain, which carried tighter margins compared to our direct-to-consumer business.

Gross profit increased by $481,286 or 11.6% from $4,153,648 in the three months ended August 31, 2024 to $4,634,934 for the three months ended August 31, 2025. Gross profit as a percentage of sales for the three months ended August 31, 2025 was 67.6%, as compared to 71.0% for the three months ended August 31, 2024 Gross profit increased due to higher sales volumes, partially offset by lower margins related to a material order with a leading national membership-based retail chain.

Operating expenses decreased by $71,154 or 1.7% from $4,294,350 in the three months ended August 31, 2024 to $4,223,196 in the three months ended August 31, 2025. Operating expenses as a percentage of net revenues for the three months ended August 31, 2025 was 61.6% compared to 73.4% for the three months ended August 31, 2024. Included in operating expenses were non-cash stock-based compensation of $199,212 and $297,864 in the three months ended August 31, 2025 and 2024, respectively. The decrease in operating expenses was primarily driven by lower professional and consulting fees, reflecting reduced reliance on external consultants as part of our efforts to enhance operating efficiency.

Income from operations for the three months ended August 31, 2025, was $411,738 compared to a loss from operations of $140,702 for the three months ended August 31, 2024. The increase in income from operations of $552,440 or 392.6% was primarily related to the increase in unit sales and the resulting contribution to gross profit, in addition to gained efficiencies within the Company resulting in reduced operating expenses.

For the three months ended August 31, 2025, provision for income tax expense was $115,058. For the three months ended August 31, 2024, we had an income tax of $0.

As a result of the above, we reported a net income of $334,294 and net loss of $109,805 for the three months ended August 31, 2025 and 2024, respectively.

Adjusted EBITDA increased by $502,032 or 291.3% from $172,323 for the three months ended August 31, 2024 to $674,355 for the three months ended August 31, 2025. Adjusted EBITDA as a percentage of sales, net for the three months ended August 31, 2025 and 2024, was 9.8% and 2.9%, respectively. Adjusted EBITDA increased primarily due to the increase in gross profit related to higher volume of units sold.

Basic and diluted earnings per share for the three months ended August 31, 2025 were $0.05 and $0.04, respectively, compared to basic and diluted loss per share of $0.02 for the three months ended August 31, 2024.

Liquidity and Capital Resources

We are currently engaged in product sales and development. Although we have experienced operating losses in prior periods, we expect to continue generating net income and positive cash flow in the fiscal year ending May 31, 2026. Based on our current cash balances and anticipated operating cash flows, we believe we have sufficient liquidity to meet working capital needs for at least one year from the issuance date of the accompanying consolidated financial statements.

We plan to manage expenses relative to expected revenue and may reinvest near-term cash to support revenue growth. In recent years, we have generated sufficient cash to support our operations and required debt payments, and we expect this to continue, although we cannot provide any assurance. Management remains focused on expanding product lines and our customer base to drive revenue. However, future cash demands may exceed historical levels. If needed, we may seek additional capital, although there is no assurance that financing will be available on acceptable terms or at all. Subject to these uncertainties, we believe we have sufficient capital and liquidity to fund operations for at least one year from the issuance date of the accompanying consolidated financial statements.

Cash Flows for the three months ended August 31, 2025 and 2024

Operating Activities

Net cash used in operating activities for the three months ended August 31, 2025, was $739,194, compared to net cash provided by operating activities of $897,318 for the three months ended August 31, 2024. The decrease was related to a material order from a leading national membership-based retail chain, which we began fulfilling in the first quarter of fiscal 2026 and we expect to complete in the second quarter of fiscal 2026. This resulted in a significant inventory purchase, and a material increase in accounts receivable, as the order was placed near the end of the quarter.

Investing Activities

Net cash flows used in investing activities for the three months ended August 31, 2025 was $94,497 due to the purchase of intangibles and property and equipment for our business. For the three months ended August 31, 2024, net cash flows used in investing activities was $41,840, attributable to the cash used in the purchase of intangibles relating to our expansion into new product lines.

Financing Activities

Net cash flows provided by financing activities for the three months ended August 31, 2025 was $150,461 primarily related to net advances made from a related party of $151,491. Net cash provided by financing activities for the three months ended August 31, 2024 was $39,370 primarily related to net advances from a related party of $41,707.

As of August 31, 2025, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $139,199, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

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

Off-Balance Sheet Arrangements

As of August 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant Accounting Policies and Estimates

Significant accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates.

Accounts receivable and allowance for credit losses

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on this evaluation of disclosure controls and procedures as of August 31, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended August 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2026, 2,000,000 shares of the Company’s Series A Preferred Stock were converted into 100,000 shares of common stock. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by the Company not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 19, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025).
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.7	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Toghraie (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2025).
10.2*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Brown (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: October 7, 2025

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)