Form 10-Q
period 2025-11-30
Axil Brands, Inc.
filed 2026-01-08
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of January 2, 2026, there were 6,802,717 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30 , 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	May 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,975,968	$4,769,854
Accounts receivable, net	2,439,850	1,003,945
Inventory, net	4,719,150	2,533,658
Due from related party	-	222
Prepaid expenses and other current assets	471,003	947,969

Total Current Assets	12,605,971	9,255,648

OTHER ASSETS:
Property and equipment, net	398,582	412,261
Intangible assets, net	423,012	403,591
Right of use assets	466,820	579,121
Deferred tax asset	172,334	46,239
Other assets	20,720	20,720
Goodwill	2,152,215	2,152,215

Total Other Assets	3,633,683	3,614,147

TOTAL ASSETS	$16,239,654	$12,869,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,843,104	$866,573
Customer deposits	668,101	67,412
Contract liabilities, current	630,924	757,355
Notes payable, current	3,488	3,574
Due to related party	147,550	-
Lease liabilities, current	203,367	212,543
Income tax liability	718,505	310,369
Other current liabilities	364,433	244,998

Total Current Liabilities	4,579,472	2,462,824

LONG TERM LIABILITIES:
Lease liabilities, long term	301,012	404,669
Note payable, long term	134,817	136,655
Contract liabilities, long term	145,234	205,939

Total Long Term Liabilities	581,063	747,263

Total Liabilities	5,160,535	3,210,087

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 28,000,000 shares authorized; 24,873,500 and 27,773,500 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively	2,487	2,777
Common stock, $0.0001 par value: 15,000,000 shares authorized; 6,802,717 and 6,657,717 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively	681	666
Additional paid-in capital	9,316,056	8,935,547
Retained Earnings	1,759,895	720,718

Total Stockholders' Equity	11,079,119	9,659,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,239,654	$12,869,795

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024

Sales, net	$8,134,859	$7,732,574	$14,991,077	$13,583,846

Cost of sales	2,598,622	2,234,527	4,819,906	3,932,151

Gross profit	5,536,237	5,498,047	10,171,171	9,651,695

OPERATING EXPENSES:
Sales and marketing	3,125,270	3,377,760	5,911,139	6,047,231
Compensation and related taxes	336,990	276,674	541,518	467,322
Professional and consulting	676,730	736,169	1,476,244	1,684,018
General and administrative	494,176	434,573	927,461	920,955

Total Operating Expenses	4,633,166	4,825,176	8,856,362	9,119,526

INCOME FROM OPERATIONS	903,071	672,871	1,314,809	532,169

OTHER INCOME (EXPENSE):
Other income	3,746	2,041	5,064	4,307
Interest income	32,485	27,340	70,064	55,971
Interest expense and other finance charges	(1,304)	(1,296)	(2,587)	(1,296)

Other income, net	34,927	28,085	72,541	58,982

INCOME BEFORE PROVISION FOR INCOME TAXES	937,998	700,956	1,387,350	591,151

Provision for income taxes	233,115	67,250	348,173	67,250

NET INCOME	$704,883	$633,706	$1,039,177	$523,901

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.10	$0.16	$0.08
Diluted	$0.09	$0.08	$0.13	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,744,444	6,450,226	6,691,326	6,303,002
Diluted	8,234,071	8,168,657	8,238,259	8,194,882

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

For the three months ended November 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, August 31, 2025	27,773,500	$2,777	6,657,717	$666	$9,134,759	$1,055,012	$10,193,214

Stock options expense	-	-	-	-	158,543	-	158,543

Stock-based compensation	-	-	-	-	22,479	-	22,479

Preferred shares converted to common stock	(2,900,000)	(290)	145,000	15	275	-	-

Net income for the three months ended November 30, 2025	-	-	-	-	-	704,883	704,883

Balance, November 30, 2025	24,873,500	$2,487	6,802,717	$681	$9,316,056	$1,759,895	$11,079,119

For the three months ended November 30, 2024

						Retained
					Additional	Earnings/	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, August 31, 2024	31,133,500	$3,113	6,464,852	$647	$8,124,160	$(244,075)	$7,883,845

Stock options expense	-	-	-	-	138,423	-	138,423

Stock-based compensation	-	-	2,000	-	166,177	-	166,177

Net income for the three months ended November 30, 2024	-	-	-	-	-	633,706	633,706

Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

For the six months ended November 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

Stock options expense	-	-	-	-	335,031	-	335,031

Stock-based compensation	-	-	-	-	45,203	-	45,203

Preferred shares converted to common stock	(2,900,000)	(290)	145,000	15	275	-	-

Net income for the six months ended November 30, 2025	-	-	-	-	-	1,039,177	1,039,177

Balance, November 30, 2025	24,873,500	$2,487	6,802,717	$681	$9,316,056	$1,759,895	$11,079,119

For the six months ended November 30, 2024

						Retained
			Common Stock		Additional	Earnings/	Total
	Preferred Stock		Issued/Issuable		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	-	-	-	-	211,055	-	211,055

Stock-based compensation	-	-	2,000	-	391,409	-	391,409

Preferred shares converted to common stock	(11,118,250)	(1,112)	555,913	56	1,056	-	-

Net income for the six months ended November 30, 2024	-	-	-	-	-	523,901	523,901

Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,039,177	$523,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,601	47,335
Provision for credit losses	37,979	27,954
Stock-based compensation	380,234	602,464
Gain on forgiveness of account payable	-	(218,699)
Deferred income taxes	(126,095)	109,796
Change in operating assets and liabilities:
Accounts receivable	(1,473,884)	(962,337)
Inventory	(2,185,492)	729,534
Prepaid expenses and other current assets	476,966	80,524
Accounts payable	976,529	870,357
Other current liabilities	1,127,728	165,959
Contract liabilities	(187,136)	(72,614)

NET CASH PROVIDED BY OPERATING ACTIVITIES	195,607	1,904,174

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(98,530)	(41,840)
Purchase of property and equipment	(36,811)	(65,783)

NET CASH USED IN INVESTING ACTIVITIES	(135,341)	(107,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(1,924)	(3,252)
Repayments to a related party	(3,071,300)	(3,865,430)
Advances from a related party	3,219,072	4,032,152

NET CASH PROVIDED BY FINANCING ACTIVITIES	145,848	163,470

NET INCREASE IN CASH	206,114	1,960,021

CASH - Beginning of period	4,769,854	3,253,876

CASH - End of period	$4,975,968	$5,213,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,462	$2,908
Income taxes	$70,862	$132,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$-	$767,269

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024 and concurrently uplisted to the NYSE American stock exchange. The Company operates through its subsidiaries, including AXIL Distribution Company (formerly Reviv3 Acquisition Corporation) and Sharper Vision Marketing Inc., which was incorporated on May 5, 2025.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of November 30, 2025 and November 30, 2024 and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2025 filed on August 21, 2025. The results of operations for the three and six months ended November 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2026. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the financing section of the accompanying consolidated statements of cash flows, Advances from related party and Repayments to related party are presented on a gross basis, which were previously presented on a net basis.

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

Accounts receivable and allowance for credit losses

Accounts receivables are comprised of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for credit losses based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to provision for credit losses and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory, operational and corporate expenditure, and prepayments for trade shows and marketing events which will be utilized within a year, and prepayments on credit cards and other current assets relating to the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory was $264,650 and $643,131 as of November 30, 2025 and May 31, 2025, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

NOVEMBER 30, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company sells a variety of electronic hearing and enhancement products and hair and skin care products. The Company recognizes revenue for the agreed upon sales price when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Consideration paid to the customer to promote and sell the Company’s products is typically recorded as a reduction in revenues. The Company generated revenues for extended warranty which is recognized over time on a ratable basis over the warranty period.

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

As of November 30, 2025, and May 31, 2025, contract liabilities amounted to $776,158 and $963,294, respectively. As of November 30, 2025, and May 31, 2025, contract liabilities associated with unfulfilled performance obligations for warranty services offered for a period of two and three years was $613,632 and $841,771, respectively; and contract liabilities associated with unfulfilled performance obligations for customers’ right of return was $155,788 and $117,560, respectively. Our contract liabilities related to warranties are expected to be recognized over a period of one year to three years. Approximately $455,273 is expected to be recognized in the remainder of fiscal year 2026, $265,127 is expected to be recognized in fiscal year 2027, $52,389 in fiscal year 2028 and $3,369 in fiscal year 2029. Contract liabilities associated with gift cards purchased by customers amounted to $6,738 and $3,963, respectively, as of November 30, 2025 and May 31, 2025.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Sales

The components of cost of sales include the cost of the product, shipping fees, customs duties, and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $179,377 and $265,138 for the three months ended November 30, 2025 and November 30, 2024, respectively. Shipping costs included in marketing and selling expense were $405,381 and $515,052 for the six months ended November 30, 2025 and November 30, 2024, respectively.

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

NOVEMBER 30, 2025

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

NOVEMBER 30, 2025

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three and six months ended November 30, 2025 and November 30, 2024.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024

Net income	$704,883	$633,706	$1,039,177	$523,901

Weighted average basic shares	6,744,444	6,450,226	6,691,326	6,303,002
Dilutive securities:
Convertible preferred stock	1,283,016	1,556,675	1,335,845	1,702,912
Stock options	184,879	156,033	191,052	176,394
Restricted stock awards	21,732	5,723	20,036	12,574
Weighted average dilutive shares	8,234,071	8,168,657	8,238,259	8,194,882

Earnings per share:
Basic	$0.10	$0.10	$0.16	$0.08
Diluted	$0.09	$0.08	$0.13	$0.06

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The Company has determined that it operates in two reportable segments: (a) the sale of hearing protection and hearing enhancement products, and (b) the sale of hair and skin care products. There were no changes to the Company’s reportable segments during the six months ended November 30, 2025. A new legal entity was incorporated during fiscal year 2025; however, it has not been reported as a separate segment as it did not have significant operations during this reporting period.

The Company also provides disclosures of revenue, significant segment expense categories, and long-lived assets by geographic area, in accordance with ASC 280 and ASU 2023-07. See Note 13 – “Business Segment and Geographic Area Information” for additional information.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	November 30, 2025	May 31, 2025
Customer receivables	$1,771,093	$922,616
Merchant processor receivables	820,572	185,719
Less: Allowance for credit losses	(151,815)	(104,390)
Total Accounts receivables, net	$2,439,850	$1,003,945

During the three months ended November 30, 2025 and 2024, the Company recognized a provision for credit losses of $38,137 and $9,169, respectively. During the six months ended November 30, 2025 and 2024, the Company recorded a provision for credit losses of $37,979 and $27,954, respectively.

Note 4 – Inventory, net

Inventory, net consisted of the following:

	November 30, 2025	May 31, 2025
Finished Goods	$4,565,062	$2,509,840
Raw Materials	154,088	23,818
Total Inventory	$4,719,150	$2,533,658

As of November 30, 2025 and May 31, 2025, inventory held at third party locations amounted to $957,686 and $109,706, respectively. As of November 30, 2025 and May 31, 2025, inventory in-transit amounted to $324,100 and $174,564, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	November 30, 2025	May 31, 2025
Promotional display racks	2 years	$62,944	$62,944
Furniture and fixtures	5 years	86,499	57,137
Computer equipment	3 years	18,558	18,558
Plant equipment	5-10 years	397,478	390,028
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(200,082)	(149,591)
Total Property and equipment, net		$398,582	$412,261

Depreciation expense amounted to $25,720 and $11,405 for the three months ended November 30, 2025 and November 30, 2024, respectively. Depreciation expense amounted to $50,491 and $21,298 for the six months ended November 30, 2025 and November 30, 2024, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	November 30, 2025	May 31, 2025
Licensing rights	3 years	$33,120	$22,080
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product certification testing	3 years	268,305	180,815
Less: Accumulated amortization		(323,413)	(244,304)
Total Intangible assets, net		$423,012	$403,591

Amortization expense amounted to $41,794 and $23,035 for the three months ended November 30, 2025 and November 30, 2024, respectively. Amortization expense amounted to $79,110 and $26,037 for the six months ended November 30, 2025 and November 30, 2024, respectively.

Goodwill was $2,152,215 as of November 30, 2025 and May 31, 2025.

Intellectual Property

As of November 30, 2025, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns seven federally registered trademarks in the United States, which it considers to be of material importance to its business. All trademark registrations are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property has been recorded on the accompanying consolidated balance sheets.

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	November 30, 2025	May 31, 2025
Sales tax payable	$274,411	$218,828
Accrued expenses	90,022	24,307
Credit cards	-	1,863
Total other current liabilities	$364,433	$244,998

Note 8 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 18, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the fiscal year ended May 31, 2022, the Company received a loan forgiveness for $10,000 and an additional $10,000 of borrowing under the program. The Company recorded interest expense related to the Loan, on the accompanying consolidated financial statements, of $1,275 and $1,296, during the three months ended November 30, 2025 and November 30, 2024, respectively, and $2,587 and $1,296, during the six months ended November 30, 2025 and November 30, 2024, respectively. The Company is currently in compliance with the terms of the loan and has presented the long-term payments in accordance with the agreement.

	November 30, 2025	May 31, 2025
Economic Injury Disaster Loan Program (EIDL)	$138,305	$140,229
Total	138,305	140,229
Less: Current portion	(3,488)	(3,574)
Non-current portion	$134,817	$136,655

The amounts of loan payments due in the next fiscal years ended May 31, are as follows:

Total
2026 (six months remaining)	$1,650
2027	3,712
2028	3,852
2029	3,999
2030	4,152
Thereafter	120,940
Total	$138,305

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 9 – Stockholders’ Equity

Shares Authorized

As of November 30, 2025 and May 31, 2025, the authorized capital of the Company consisted of 15,000,000 shares of common stock, par value $0.0001 per share and 28,000,000 shares of preferred stock, par value $0.0001 per share.

On April 8, 2025, the Board of Directors approved, and the holders of a majority of the Company’s outstanding voting securities approved by written consent, an amendment to the Company’s Certificate of Incorporation to reduce the authorized shares of common stock from 450,000,000 to 15,000,000, authorized shares of preferred stock from 300,000,000 to 28,000,000, and designated shares of Series A Preferred Stock from 250,000,000 to 27,773,500. The par value and rights of the shares remained unchanged. The amendment became effective upon filing with the Delaware Secretary of State on May 19, 2025.

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

NOVEMBER 30, 2025

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

As of November 30, 2025 and May 31, 2025, 24,873,500 and 27,773,500 shares of Series A Preferred Stock, respectively, were issued and outstanding.

No shares of Series A Preferred Stock were issued during the six months ended November 30, 2025 and 2024.

During the six months ended November 30, 2025, certain stockholders of 2,900,000 preferred shares converted their preferred stock into 145,000 shares of common stock.

During the six months ended November 30, 2024, certain stockholders of 11,118,250 preferred shares converted their preferred stock into 555,913 shares of common stock.

Common Stock

As of November 30, 2025 and May 31, 2025, 6,802,717 and 6,657,717 shares of common stock, respectively, were issued and outstanding.

See “Preferred Stock” and “Restricted Stock Awards and Restricted Shares Issued” sections within this note for additional information regarding common stock issued during the six months ended November 30, 2025 and 2024.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

NOVEMBER 30, 2025

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

During the six months ended November 30, 2025, the Company did not issue stock options.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

The following table summarizes the activities for the Company’s stock option activity for the six months ended November 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value (1)
Outstanding as of May 31, 2025	902,750	$3.48	8.7	$1,382,078
Granted	-	-
Exercised/Forfeited	-	-
Outstanding as of November 30, 2025	902,750	3.48	8.2	1,547,140
Exercisable at November 30, 2025	475,250	$2.99	7.5	$1,079,430

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

During the six months ended November 30, 2025, the Company expensed $335,031 with respect to options, of which $300,750 was included in General and administrative, and $34,281 in Sales and marketing, respectively, in the accompanying consolidated statements of operations. During the six months ended November 30, 2024, the Company expensed $211,055 with respect to options, of which $130,208 was included in General and administrative, and $80,847 in Sales and marketing, respectively, in the accompanying consolidated statements of operations

Restricted Stock Awards and Restricted Shares Issued

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on January 13, 2025, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $62,250 based on the stock price on the grant date. As of November 30, 2025, there were 15,000 unvested restricted stock awards outstanding with a weighted-average grant-date fair value of $4.15, all of which are expected to vest in the next fiscal quarter.

Effective November 13, 2024, the Company issued 2,000 shares of restricted common stock to a consultant for services relating to expansion of the Company into new markets. The shares were valued at $8,000 based on the Company’s closing price on the NYSE American on the date of grant. The shares vested upon grant and will be expensed over the six month service period of the consultant beginning from the grant date. As of November 30, 2025, there were no unvested shares of restricted stock outstanding.

The fair value of the stock grants is recorded over the term of the service related to each grant. During the six months ended November 30, 2025, the Company expensed $45,203 related to restricted stock awards and restricted stock expense, which was included in General and administrative in the accompanying consolidated statements of operations. During the six months ended November 30, 2024, the Company expensed $97,500 related to restricted stock awards, which was included in General and administrative in the accompanying Consolidated Statements of Operations, and $293,909 related to restricted stock expense of which $293,054 was included in General and administrative and $855 in Sales and marketing, respectively, in the accompanying Consolidated Statements of Operations.

As of November 30, 2025, there was no unrecognized share-based compensation cost related to unvested restricted stock. Unrecognized share-based compensation cost related to unvested restricted stock awards totaled $7,504, which is expected to be recognized over a weighted-average period of less than one year.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

On September 10, 2024, the Company entered into a sublease in American Fork, Utah for a three-year term beginning October 1, 2024. The base rent was $0 for the first three months and $7,684 per month for the next nine months. The rent shall increase for each twelve-month period, thereafter. An additional amount of $1,210 shall be due each month for the additional overheads. The Company previously leased warehouse space in Utah under a month-to-month lease agreement.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. Both leases are classified as operating leases under ASC 842.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the three months ended November 30, 2025 and November 30, 2024, the Company recorded operating lease costs in the amount of $63,160 and $49,080, respectively. During the six months ended November 30, 2025 and November 30, 2024, the Company recorded operating lease costs in the amount of $126,321 and $67,739, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of November 30, 2025, was 2.9 years and 13.1%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 10 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	November 30, 2025	May 31, 2025
Right of use assets	$729,324	$861,294
Accumulated reduction	(262,504)	(282,173)
Operating lease assets, net	$466,820	$579,121

Liabilities
Lease liabilities	$729,324	$861,294
Accumulated reduction	(224,945)	(244,082)
Total lease liabilities, net	504,379	617,212
Current portion	(203,367)	(212,543)
Non-current portion	$301,012	$404,669

Maturities of operating lease liabilities were as follows as of November 30, 2025:

Operating Lease (fiscal year-end)

2026 (six months remaining)	$119,722
2027	257,647
2028	206,270
2029	119,790
Total	$703,429
Less: Imputed interest	(199,050)
Present value of lease liabilities	$504,379

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. The Company recorded and paid approximately $50,000 and $102,000 in consulting fees for the three months ended November 30, 2025 and November 30, 2024, respectively, and $116,100 and $127,000 for the six months ended November 30, 2025 and November 30, 2024, respectively, related to consulting services provided by Intrepid. As of November 30, 2025, the Company had a payable to Intrepid of $147,550 for advances provided by Intrepid and as of May 31, 2025, an amount receivable from Intrepid of $222 related to an overpayment of advances made by Intrepid. During the six months ended November 30, 2025, advances from Intrepid were $3,219,072 and repayments to Intrepid were $3,071,300. During the six months ended November 30, 2024, advances from Intrepid were $4,032,152 and repayments to Intrepid were $3,865,430. Advances made from Intrepid are short-term in nature and non-interest bearing.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer of, and has a controlling interest in BZ Capital Strategies. The Company recorded and paid consulting fees to BZ Capital Strategies totaling $50,000 for each of the three months ended November 30, 2025 and November 30, 2024, and $90,000 and $75,000 for the six months ended November 20, 2025 and November 30, 2024, respectively.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2025 and May 31, 2025, the Company held cash of $4,225,968 and $4,019,854, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through November 30, 2025.

Concentration of Revenue, Accounts Receivable, and Supplier

During the three months ended November 30, 2025, there was one customer representing 18% of consolidated net sales. There was no single customer that accounted for greater than 10% of consolidated net sales for the three months ended November 30, 2024. During the six months ended November 30, 2025, there was one customer representing 23% of consolidated net sales. There was no single customer that accounted for greater than 10% of consolidated net sales for the six months ended November 30, 2024.

During the three months ended November 30, 2025, approximately 96% of our consolidated net sales were to customers located in the United States. During the three months ended November 30, 2024, approximately 90% of our consolidated net sales were to customers located in the United States. During the six months ended November 30, 2025, approximately 96% of our consolidated net sales were to customers located in the United States. During the six months ended November 30, 2024, approximately 91% of our consolidated net sales were to customers located in the United States. All Company assets are located in the United States.

As of November 30, 2025, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from one customer amounting to 31%. As of May 31, 2025, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from two customers amounting to 22% consisting of 11% each.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The largest vendor accounted for 81% of all purchases for the three months ended November 30, 2025. For the three months ended November 30, 2024, the two largest manufacturing vendors accounted for 73% and 16%, respectively, of all purchases. For the six months ended November 30, 2025, the two largest vendors accounted for 82% and 10%, respectively, of all purchases. For the six months ended November 30, 2024, the two largest vendors accounted for 62% and 26%, respectively, of all purchases.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

Note 13 – Business Segment and Geographic Area Information

Business Segments

The Company operates in two reportable segments: Hearing Enhancement and Protection and Hair and Skin Care. The segments are determined based on the nature of the products sold and how the business is managed. On May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which did not have any material activity for the three and six months ended November 30, 2025, and did not meet the definition of an operating segment under ASC Topic 280.

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

A reconciliation of Segment non-cash operating income to the most directly comparable measure under U.S. GAAP, Income from Operations, is included in the table below.

The Company’s segment information is as follows:

	For the Three Months Ended,
	November 30, 2025			November 30, 2024
	Hearing enhancement and protection	Hair and skin care	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Segment sales, net (1)	$7,755,912	$362,947	$8,118,859	$7,448,029	$284,545	$7,732,574
Cost of sales (1)	2,458,177	140,445	2,598,622	2,123,489	111,038	2,234,527
Gross profit (1)	$5,297,735	$222,502	$5,520,237	$5,324,540	$173,507	$5,498,047
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$2,954,864	$162,237	$3,117,101	$3,122,445	$116,038	$3,238,483
Compensation and related taxes	336,990	-	336,990	266,305	10,369	276,674
Professional and consulting	400,377	-	400,377	441,492	3,255	444,747
General and administrative	138,596	43,966	182,562	151,246	16,901	168,147
Total segment expenses adjusted for non-cash items	$3,830,827	$206,203	$4,037,030	$3,981,488	$146,563	$4,128,051
Segment non-cash operating income	$1,466,908	$16,299	$1,483,207	$1,343,052	$26,944	$1,369,996
Depreciation and amortization			(67,514)			(34,440)
Stock-based compensation			(181,022)			(304,600)
Corporate expenses			(347,545)			(358,085)
All other not included in Segments (1)			15,945			-
Income from Operations			$903,071			$672,871
Total Assets (2)	$11,450,424	$4,663,135	$16,113,559	$9,670,630	$4,039,069	$13,709,699
Payments for property and equipment and intangible assets	$40,844	$-	$40,844	$65,783	$-	$65,783
Depreciation and amortization	$66,581	$933	$67,514	$33,601	$839	$34,440

	For the Six Months Ended,
	November 30, 2025			November 30, 2024
	Hearing enhancement and protection	Hair and skin care	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Segment sales, net (1)	$14,335,578	$639,499	$14,975,077	$12,747,792	$836,054	$13,583,846
Cost of sales (1)	4,543,789	276,117	4,819,906	3,526,093	406,058	3,932,151
Gross profit (1)	$9,791,789	$363,382	$10,155,171	$9,221,699	$429,996	$9,651,695
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$5,569,193	$307,665	$5,876,858	$5,689,850	$218,104	$5,907,954
Compensation and related taxes	541,518	-	541,518	446,877	20,445	467,322
Professional and consulting	904,667	16,025	920,692	1,015,652	3,280	1,018,932
General and administrative	283,208	59,467	342,675	332,051	55,810	387,861
Total segment expenses adjusted for non-cash items	$7,298,586	$383,157	$7,681,743	$7,484,430	$297,639	$7,782,069
Segment non-cash operating income	$2,493,203	$(19,775)	$2,473,428	$1,737,269	$132,357	$1,869,626
Depreciation and amortization			(129,601)			(47,335)
Stock-based compensation			(380,234)			(602,464)
Corporate expenses			(664,729)			(687,659)
All other not included in segments (1)			15,945			-
Income from Operations			$1,314,809			$532,169
Total Assets (2)	$11,450,424	$4,663,135	$16,113,559	$9,670,630	$4,039,069	$13,709,699
Payments for property and equipment and intangible assets	$135,341	$-	$135,341	$107,623	$-	$107,623
Depreciation and amortization	$127,736	$1,865	$129,601	$45,657	$1,678	$47,335

(1)	Results of operations including sales, cost of sales and gross profit relating to our newly incorporated subsidiary have been included in ‘All other not included in segments.’

(2)	As of November 30, 2025 and May 31, 2025, Total Assets in the Company's Hearing enhancement and protection segment includes $25,945 and $10,000 related to assets held by the Company’s recently incorporated subsidiary.

Geographic Area Information

During the three months ended November 30, 2025 and 2024, approximately 96% and 90%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the six months ended November 30, 2025 and 2024, approximately 96% and 91%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

We recorded an income tax expense of $233,115 for the three months ended November 30, 2025 and $67,250 income tax expense for the three months ended November 30, 2024. We recorded an income tax expense of $348,173 for the six months ended November 30, 2025 and $67,250 income tax expense for the six months ended November 30, 2024.

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

Our overall business strategy centers on building strong market awareness of our products across multiple sales channels. We primarily drive revenue and brand recognition through targeted online marketing and advertising campaigns. This awareness is designed to create a multiplier effect. By expanding the number of points of sale both online and offline we aim to capture more sales and customers for every dollar spent on advertising. We aim to optimize customer acquisition by converting the market awareness generated through paid campaigns into purchases across a broader range of retail and distribution locations.

In addition to growing our overall distribution and retail footprint, the Company has reached a significant milestone in its wholesale channel strategy by securing several strategic supply agreements with leading national retail chains. These agreements have already generated multiple purchase orders with fulfillment anticipated in the first half of calendar 2026. While there can be no assurance that additional purchase orders will be received or regarding the timing or volume of fulfillment, we expect this expanded national retail presence to drive meaningful revenue growth and significantly enhance brand visibility among a much wider customer base.

In December 2025, we announced our securement of a new nationwide retail distribution partnership with a major U.S. retailer, positioning a next-generation hearing-protection offering for broad in-store availability beginning in the third quarter of fiscal 2026.

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

Results of Operations

	Three months ended		Six months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Sales, net	$8,134,859	$7,732,574	$14,991,077	$13,583,846
Cost of sales	2,598,622	2,234,527	4,819,906	3,932,151
Gross profit	5,536,237	5,498,047	10,171,171	9,651,695
Total operating expenses	4,633,166	4,825,176	8,856,362	9,119,526
Income from operations	903,071	672,871	1,314,809	532,169
Net income after tax	$704,883	$633,706	$1,039,177	$523,901

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

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2025	2024	2025	2024
Net income (GAAP)	$704,883	$633,706	$1,039,177	$523,901
Provision for income taxes	233,115	67,250	348,173	67,250
Interest income, net	(31,181)	(26,044)	(67,477)	(54,675)
Depreciation and amortization	67,514	34,440	129,601	47,335
Total EBITDA (Non-GAAP)	974,331	709,352	1,449,474	583,811

Adjustments:

Stock-based compensation	181,022	304,600	380,234	602,464

Total Adjusted EBITDA (Non-GAAP)	$1,155,353	$1,013,952	$1,829,708	$1,186,275

Sales, net (GAAP)	$8,134,859	$7,732,574	$14,991,077	$13,583,846

Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	14.2%	13.1%	12.2%	8.7%

For the Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

Net sales increased by $402,285 or 5.2% from $7,732,574 in the three months ended November 30, 2024 as compared to $8,134,859 for the three months ended November 30, 2025. The increase in net sales was primarily driven by a material order from a leading national membership-based retail chain partially offset by the timing of Thanksgiving sales events.

Cost of sales includes the cost of products, freight-in costs, customs duties, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. The overall cost of sales increased by $364,095 or 16.3% from $2,234,527 in three months ended November 30, 2024 to $2,598,622 in the three months ended November 30, 2025. Cost of sales as a percentage of net revenues for the three months ended November 30, 2025 was 31.9% as compared to 28.9% for the three months ended November 30, 2024. Cost of sales increased as a percentage of revenue primarily due to a material order with a leading national membership-based retail chain, which carried tighter margins compared to our direct-to-consumer business.

Gross profit increased by $38,190 or 0.7% from $5,498,047 in the three months ended November 30, 2024 to $5,536,237 for the three months ended November 30, 2025. Gross profit as a percentage of sales for the three months ended November 30, 2025 was 68.1%, as compared to 71.1% for the three months ended November 30, 2024. Gross profit increased due to higher sales volumes, partially offset by lower margins related to a material order with a leading national membership-based retail chain.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $192,010 or 4.0% from $4,825,176 in the three months ended November 30, 2024 to $4,633,166 in the three months ended November 30, 2025. Operating expenses as a percentage of net revenues for the three months ended November 30, 2025 was 57.0% compared to 62.4% for the three months ended November 30, 2024. Included in operating expenses were non-cash stock-based compensation of $181,022 and $304,600 in the three months ended November 30, 2025 and 2024, respectively. The decrease in operating expenses was primarily driven by lower sales and marketing costs correlated to a shift from direct-to-consumer sales to our expansion of retail distribution channels, higher operating efficiency through lower professional and consulting fees, in addition to lower stock-based compensation expense, partially offset by the forgiveness of accounts payable of approximately $220,000 that occurred in the three months ended November 30, 2024 and did not recur.

Income from operations for the three months ended November 30, 2025, was $903,071 compared to $672,871 for the three months ended November 30, 2024. The increase in income from operations of $230,200 or 34.2% was primarily related to the decrease in stock-based compensation and gained efficiencies within the Company resulting in reduced operating expenses, partially offset by a forgiveness of accounts payable of approximately $220,000 that did not recur in the three months ended November 30, 2025.

For the three months ended November 30, 2025, provision for income tax expense was $233,115. For the three months ended November 30, 2024, we had a provision for income tax expense of $67,250.

As a result of the above, we reported a net income of $704,883 and $633,706 for the three months ended November 30, 2025 and 2024, respectively.

Adjusted EBITDA increased by $141,401 or 13.9% from $1,013,952 for the three months ended November 30, 2024 to $1,155,353 for the three months ended November 30, 2025. Adjusted EBITDA as a percentage of sales, net for the three months ended November 30, 2025 and 2024, was 14.2% and 13.1%, respectively. Adjusted EBITDA increased primarily due to improved operating efficiency partially offset by a forgiveness of accounts payable of approximately $220,000 that did not recur in the current period.

Basic and diluted earnings per share for the three months ended November 30, 2025 were $0.10 and $0.09, respectively, compared to basic and diluted earnings per share of $0.10 and $0.08, respectively, for the three months ended November 30, 2024.

For the Six Months Ended November 30, 2025 Compared to the Six Months Ended November 30, 2024

Net sales increased by $1,407,231 or 10.4% from $13,583,846 in the six months ended November 30, 2024 to $14,991,077 for the six months ended November 30, 2025. The increase in net sales was primarily driven by a material order from a leading national membership-based retail chain partially offset by the timing of Thanksgiving sales events.

The overall cost of sales increased by $887,755 or 22.6% from $3,932,151 in the six months ended November 30, 2024 to $4,819,906 in the six months ended November 30, 2025. Cost of sales as a percentage of net revenues for the six months ended November 30, 2025 was 32.2% as compared to 28.9% for the comparable period in 2024. The increase in cost of sales, as a percentage of sales, was primarily attributable to an increase in sales to distributors in our hair and skin care products bearing lower margins, and an increase in sales with a leading national membership-based retail chain, which carried tighter margins compared to our direct-to-consumer business.

Gross profit for the six months ended November 30, 2025 and 2024 was $10,171,171 and $9,651,695, respectively. Gross profit as a percentage of sales for the six months ended November 30, 2025, was 67.8% as compared to 71.1% for the comparable period in 2024. The decrease in the gross profit margin for the six months ended November 30, 2025 was primarily due to lower margins related to a material order with a leading national membership-based retail chain.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses decreased by $263,164 or 2.9% from $9,119,526 in the six months ended November 30, 2024 to $8,856,362 in the six months ended November 30, 2025. Operating expenses as a percentage of net revenues for the six months ended November 30, 2025, were 59.1% compared to 67.1% for the six months ended November 30, 2024. Included in operating expenses were non-cash stock-based compensation of $380,234 and $602,464 in the six months ended November 30, 2025 and 2024, respectively. The decrease in operating expenses was primarily driven by lower sales and marketing costs correlated to a shift from direct-to-consumer sales to our expansion of retail distribution channels, higher operating efficiency through lower professional and consulting fees, in addition to lower stock-based compensation expense, partially offset by the forgiveness of accounts payable of approximately $220,000 that occurred in the six months ended November 30, 2024 and did not recur.

Income from operations for the six months ended November 30, 2025, was $1,314,809 compared to income of $532,169 for the six months ended November 30, 2024. The increase in income from operations of $782,640 or 147.1% was primarily related to the decrease in stock-based compensation and gained efficiencies within the Company resulting in reduced operating expenses, partially offset by a forgiveness of accounts payable of approximately $220,000 that did not recur in the six months ended November 30, 2025.

For the six months ended November 30, 2025, provision for income tax expense was $348,173. For the six months ended November 30, 2024, provision for income tax expense was $67,250.

As a result of the above, we reported a net income of $1,039,177 and $523,901 for the six months ended November 30, 2025 and 2024, respectively.

Adjusted EBITDA increased by $643,433 or 54.2% from $1,186,275 in the six months ended November 30, 2024 to $1,829,708 in the six months ended November 30, 2025. Adjusted EBITDA as a percentage of sales, net for the six months ended November 30, 2025 and 2024, were 12.2% and 8.7%, respectively. Adjusted EBITDA increased primarily due to improved operating efficiency partially offset by a forgiveness of accounts payable of approximately $220,000 that did not recur in the current period.

Basic and diluted earnings per share for the six months ended November 30, 2025 were $0.16 and $0.13, respectively, compared to basic and diluted earnings per share of $0.08 and $0.06, respectively, for the six months ended November 30, 2024.

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

Cash Flows for the six months ended November 30, 2025 and 2024

Operating Activities

Net cash provided by operating activities for the six months ended November 30, 2025, was $195,607, compared to $1,904,174 for the six months ended November 30, 2024. The decrease was driven primarily by a significant inventory purchase associated with a material order from a leading national membership-based retailer.

Investing Activities

Net cash flows used in investing activities for the six months ended November 30, 2025 and 2024, was $135,341 and $107,623, respectively, due to the purchase of intangibles and property and equipment for our business.

Financing Activities

Net cash flows provided by financing activities for the six months ended November 30, 2025 was $145,848 primarily related to net advances made from a related party of $147,772. Net cash provided by financing activities for the six months ended November 30, 2024 was $163,470 primarily related to net advances from a related party of $166,722.

As of November 30, 2025, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $138,305, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

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

Off-Balance Sheet Arrangements

As of November 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on this evaluation of disclosure controls and procedures as of November 30, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended November 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2026, 2,900,000 shares of the Company’s Series A Preferred Stock were converted into 145,000 shares of common stock. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by the Company not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 19, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025).
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.7	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: January 8, 2026

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)