Form 10-Q
period 2026-02-28
Axil Brands, Inc.
filed 2026-04-08
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 3, 2026, there were 6,817,717 shares of the registrant’s common stock, $0.0001 par value, outstanding.

AXIL BRANDS, INC. AND SUBSIDIARIES

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance and future outlook; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations, including expected growth, the new marketing services business, and potential strategic alternatives for the hair and skin care business; and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, the impact of tariffs and other trade restrictions and barriers, interest rate changes, unemployment rates, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and conflicts in the Middle East, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; guidance provided by management, which may differ from our actual operating results; continued uncertainty with respect to U.S. trade policies and tariffs and potential tariff refunds; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to sustainability; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflicts in the Middle East and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; our review of strategic alternatives for the hair and skin care business and the timing of any action taken as a result of such review; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales, as well as our expansion into marketing services; labor relations; the potential impact of sustainability matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2026	May 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,518,989	$4,769,854
Accounts receivable, net	1,348,467	1,003,945
Inventory, net	3,929,499	2,533,658
Due from related party	—	222
Prepaid expenses and other current assets	958,502	947,969

Total Current Assets	11,755,457	9,255,648

OTHER ASSETS:
Property and equipment, net	413,191	412,261
Intangible assets, net	427,540	403,591
Right of use asset	411,903	579,121
Deferred tax asset	—	46,239
Other assets	20,720	20,720
Goodwill	2,152,215	2,152,215

Total Other Assets	3,425,569	3,614,147

TOTAL ASSETS	$15,181,026	$12,869,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,231,200	$866,573
Contract liabilities, current	527,458	707,207
Notes payable, current	4,405	3,574
Due to related party	169,203	—
Lease liabilities, current	208,673	212,543
Income tax liability	610,477	310,369
Other current liabilities	456,292	362,558

Total Current Liabilities	3,207,708	2,462,824

LONG TERM LIABILITIES:
Lease liabilities	249,897	404,669
Note payable	134,054	136,655
Contract liabilities	126,833	205,939

Total Long Term Liabilities	510,784	747,263

Total Liabilities	3,718,492	3,210,087

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $0.0001 par value; 28,000,000 shares authorized; 24,873,500 and 27,773,500 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively	2,487	2,777
Common stock, $0.0001 par value: 15,000,000 shares authorized; 6,817,717 and 6,657,717 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively	682	666
Additional paid-in capital	9,496,424	8,935,547
Retained Earnings	1,962,941	720,718

Total Stockholders' Equity	11,462,534	9,659,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,181,026	$12,869,795

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025

Sales, net	$7,294,030	$6,922,367	$22,285,107	$20,506,213

Cost of sales	2,252,209	1,955,939	7,072,115	5,888,090

Gross profit	5,041,821	4,966,428	15,212,992	14,618,123

OPERATING EXPENSES:
Sales and marketing	3,371,228	2,994,052	9,282,367	9,041,283
Compensation and related taxes	421,766	200,156	963,284	667,478
Professional and consulting	601,583	796,689	2,077,827	2,480,707
General and administrative	433,005	392,422	1,360,466	1,313,377
Total Operating Expenses	4,827,582	4,383,319	13,683,944	13,502,845

INCOME FROM OPERATIONS	214,239	583,109	1,529,048	1,115,278

OTHER INCOME (EXPENSE):
Other income	21,816	3,718	26,880	8,025
Interest income	32,732	44,191	102,796	100,162
Interest expense and other finance charges	(1,435)	(1,271)	(4,022)	(2,567)

Other income, net	53,113	46,638	125,654	105,620

INCOME BEFORE PROVISION FOR INCOME TAXES	267,352	629,747	1,654,702	1,220,898

Provision for income taxes	64,306	53,085	412,479	120,335

NET INCOME	$203,046	$576,662	$1,242,223	$1,100,563

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.09	$0.18	$0.17
Diluted	$0.02	$0.07	$0.15	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,795,384	6,516,852	6,725,631	6,373,502
Diluted	8,258,341	8,202,402	8,244,572	8,196,605

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

For the three months ended February 28, 2026

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, November 30, 2025	24,873,500	$2,487	6,802,717	$681	$9,316,056	$1,759,895	$11,079,119

Stock options expense	—	—	—	—	158,454	—	158,454

Stock-based compensation	—	—	15,000	1	21,914	—	21,915

Net income for the three months ended February 28, 2026	—	—	—	—	—	203,046	203,046

Balance, February 28, 2026	24,873,500	$2,487	6,817,717	$682	$9,496,424	$1,962,941	$11,462,534

For the three months ended February 28, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, November 30, 2024	31,133,500	$3,113	6,466,852	$647	$8,428,760	$389,631	$8,822,151

Stock options expense	—	—	—	—	205,880	—	205,880

Stock-based compensation	—	—	15,000	3	52,170	—	52,173

Preferred shares converted to common stock	(3,360,000)	(336)	168,000	16	320	—	—

Net income for the three months ended February 28, 2025	—	—	—	—	—	576,662	576,662

Balance, February 28, 2025	27,773,500	$2,777	6,649,852	$666	$8,687,130	$966,293	$9,656,866

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

For the nine months ended February 28, 2026

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

Stock options expense	—	—	—	—	493,485	—	493,485

Stock-based compensation	—	—	15,000	1	67,117	—	67,118

Preferred shares converted to common stock	(2,900,000)	(290)	145,000	15	275	—	—

Net income for the nine months ended February 28, 2026	—	—	—	—	—	1,242,223	1,242,223

Balance, February 28, 2026	24,873,500	$2,487	6,817,717	$682	$9,496,424	$1,962,941	$11,462,534

For the nine months ended February 28, 2025

						Retained
			Common Stock		Additional	Earnings/	Total
	Preferred Stock		Issued/Issuable		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock options expense	—	—	—	—	416,935	—	416,935

Stock-based compensation	—	—	17,000	3	443,579	—	443,582

Preferred shares converted to common stock	(14,478,250)	(1,448)	723,913	72	1,376	—	—

Net income for the nine months ended February 28, 2025	—	—	—	—	—	1,100,563	1,100,563

Balance, February 28, 2025	27,773,500	$2,777	6,649,852	$666	$8,687,130	$966,293	$9,656,866

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

	For the Nine Months Ended February 28,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,242,223	$1,100,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,971	93,001
Provision for credit losses	47,958	31,834
Reversal of inventory obsolescence	—	(23,448)
Stock-based compensation	560,603	860,517
Gain on forgiveness of account payable	—	(218,699)
Deferred income taxes	46,239	109,796
Change in operating assets and liabilities:
Accounts receivable	(392,480)	(323,389)
Inventory	(1,395,841)	673,034
Prepaid expenses and other current assets	(10,533)	(156,574)
Accounts payable	364,627	147,472
Other current liabilities	452,566	(322,358)
Contract liabilities	(309,003)	(237,519)

NET CASH PROVIDED BY OPERATING ACTIVITIES	790,330	1,734,230

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	(130,144)	(101,690)
Purchase of property and equipment	(78,706)	(154,088)

NET CASH USED IN INVESTING ACTIVITIES	(208,850)	(255,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(1,770)	(5,636)
Repayments to a related party	(4,549,984)	(5,584,759)
Advances from a related party	4,719,409	5,601,537

NET CASH PROVIDED BY FINANCING ACTIVITIES	167,655	11,142

NET INCREASE IN CASH AND CASH EQUIVALENTS	749,135	1,489,594

CASH AND CASH EQUIVALENTS - Beginning of period	4,769,854	3,253,876

CASH AND CASH EQUIVALENTS - End of period	$5,518,989	$4,743,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,757	$2,567
Income taxes	$70,862	$132,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$-	$767,269

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 1 – Organization

AXIL Brands, Inc. (together with its subsidiaries, the “Company,” “we,” “us” or “our”) is a Delaware corporation headquartered at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech hearing and audio enhancement and protection products, professional quality hair and skin care products, and the delivery of marketing services. These offerings are sold or provided throughout the United States, Canada, Europe and Asia.

The Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024 and concurrently uplisted to the NYSE American stock exchange. The Company operates through its subsidiaries, including AXIL Distribution Company (formerly Reviv3 Acquisition Corporation) and Sharper Vision Marketing Inc., which was incorporated on May 5, 2025.

In February 2026, the Company formed Reviv3 ProCare Company, a wholly owned Delaware subsidiary, to support the potential separation and strategic development of its Reviv3 hair and skin care business. As of February 28, 2026 no assets or operations have been transferred to the subsidiary.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of February 28, 2026 and February 28, 2025, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2025, filed on August 21, 2025. The results of operations for the three and nine months ended February 28, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2026. The unaudited consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Estimates made by management include, but are not limited to, the allowance for credit losses, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock-based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets and the fair value of non-cash common stock issuances.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported consolidated assets, stockholder’s equity, net income or net cash flows.

The Company made the following reclassifications:

-	Certain amounts were reclassified from contract liabilities-current to other current liabilities to present refund obligations separately.
-	Certain amounts were reclassified from contract liabilities to other current liabilities to present refund obligations separately.
-	In the financing section of the accompanying consolidated statements of cash flows, advances from and repayments to related parties are presented on a gross basis to conform to current period presentation.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 12 - Concentrations).

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory, operational and corporate expenditure, and prepayments for trade shows and marketing events which will be utilized within a year, and prepayments on credit cards and other current assets relating to the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory were $539,797 and $643,131 as of February 28, 2026 and May 31, 2025, respectively.

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

Product warranty

The Company provides a standard limited warranty, on its hearing enhancement and hearing protection products. This warranty is considered an assurance-type warranty and is not accounted for as a separate performance obligation. The Company records the costs of repairs and replacements related to these warranties as incurred within cost of sales. Based on historical experience, warranty claims have not been material, and accordingly, no warranty liability has been recorded as of February 28, 2026 and May 31, 2025.

The Company also offers a two-year or three-year limited warranty on its hearing enhancement and hearing protection products, which are sold separately. These extended warranties are considered distinct performance obligations, and the associated revenue is deferred and recognized on a straight-line basis over the warranty period.

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

FEBRUARY 28, 2026

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company generates revenue from the sale of electronic hearing and enhancement products, hair and skin care products, marketing services, and extended warranties. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring goods or services to customers. Product revenue is recognized at a point in time when a purchase order is received from the customer and subsequently the product is shipped to the customer, which satisfies the performance obligation. Revenue from marketing services and extended warranties is recognized over time as the related services are performed. Consideration paid to customers to promote and sell the Company’s products is recorded as a reduction of revenue.

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

Identify the performance obligations in the contract. Performance obligations include the delivery of products, delivery of marketing services and, when purchased separately, extended warranty services. Marketing services represent distinct services that are satisfied over time. Extended warranties are distinct performance obligations. Standard product warranties are assurance-type warranties and are not separate performance obligations.

The Company does not assess promised goods or services as separate performance obligations if they are immaterial in the context of the contract.

Determine the transaction price and allocation to performance obligations. The transaction price in the Company’s customer contracts consists of both fixed and variable consideration. Fixed consideration includes amounts contractually billed to customers. Variable consideration primarily relates to estimated product returns, as customers are generally provided with rights of return of up to 30 days for the hearing protection and enhancement segment and up to 60 days for the hair and skin care segment.

The Company estimates variable consideration using historical return rates, current economic trends, and changes in customer demand, and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur. Estimated returns are recorded as a reduction to revenue, with a corresponding refund liability included in other current liabilities on the consolidated balance sheets.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices.

Recognize revenue when or as the Company satisfies a performance obligation. Revenue for products is recognized at a point in time, which is generally upon shipment. Revenue from extended warranties is recognized on a straight-line basis over the warranty period. Revenue from marketing services is recognized over time as services are performed, consistent with the pattern of transfer of control.

Contract liabilities represent payments received from customers prior to the Company satisfying the related performance obligations. These balances primarily relate to unredeemed gift cards, deferred warranty revenue associated with extended service warranties, and advance payments from customers.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The following table presents the activity in the Company’s contract liabilities for the nine months ended February 28, 2026. Revenue recognized during the period includes amounts that were included in the contract liability balance at the beginning of the period.

	Beginning Balance, May 31, 2025	Cash Received in Advance	Revenue Recognized	Ending Balance, February 28, 2026
Customer deposits	$67,412	$127,897	$(67,412)	$127,897
Deferred warranty revenue	841,771	236,607	(558,797)	519,581
Gift cards	3,963	3,725	(875)	6,813
Total contract liabilities	$913,146	$368,229	$(627,084)	$654,291

The following table summarizes the expected recognition of deferred warranty revenue as of February 28, 2026:

Amount
2026 (three months remaining)	$140,435
2027	298,588
2028	73,917
2029	6,641
Total	$519,581

Cost of Sales

The components of cost of sales include the cost of the product, shipping fees, customs duties, and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $319,491 and $253,573 for the three months ended February 28, 2026 and February 28, 2025, respectively. Shipping costs included in marketing and selling expense were $724,872 and $768,625 for the nine months ended February 28, 2026 and February 28, 2025, respectively.

Marketing, selling and advertising

Sales, marketing and advertising costs are expensed as incurred.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

FEBRUARY 28, 2026

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

We recorded an income tax expense of $64,306 for the three months ended February 28, 2026 and $53,085 income tax expense for the three months ended February 28, 2025. We recorded an income tax expense of $412,479 for the nine months ended February 28, 2026 and $120,335 income tax expense for the nine months ended February 28, 2025.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023 and 2024 Corporate Income Tax Returns are subject to IRS examination.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three and nine months ended February 28, 2026 and February 28, 2025.

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

For non-employee stock option-based awards, the Company follows ASU 2018-7, which substantially aligns share-based compensation for employees and non-employees.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025

Net income	$203,046	$576,662	$1,242,223	$1,100,563

Weighted average basic shares	6,795,384	6,516,852	6,725,631	6,373,502
Dilutive securities:
Convertible preferred stock	1,243,675	1,494,008	1,305,122	1,633,277
Stock options	219,282	178,875	200,462	177,221
Unvested restricted stock awards	—	12,667	13,357	12,605
Weighted average dilutive shares	8,258,341	8,202,402	8,244,572	8,196,605

Earnings per share:
Basic	$0.03	$0.09	$0.18	$0.17
Diluted	$0.02	$0.07	$0.15	$0.13

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

The Company has determined that it operates in three reportable segments: (i) the sale of hearing protection and hearing enhancement products, (ii) the sale of hair and skin care products, and (iii) marketing services.

During fiscal year 2025, the Company formed a new legal entity, Sharper Vision Marketing Inc., which provides marketing services. Beginning in the three months ended February 28, 2026, the Company determined that this business meets the criteria for separate disclosure as a reportable segment due to increased activity and the availability of discrete financial information reviewed by the CODM. Accordingly, the Company has presented this business as a separate reportable segment for the current period. Prior to this change, the results of this business were included within “All Other.”

The Company also provides disclosures of revenue, significant segment expense categories, and long-lived assets by geographic area, in accordance with ASC 280 and ASU 2023-07. See Note 13 – “Business Segment and Geographic Area Information” for additional information.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-05, which simplifies the measurement of expected credit losses for current accounts receivable and contract assets under ASC 326 by permitting the use of historical experience and current conditions without requiring forecasts of future economic conditions.

The Company is currently evaluating the impact of this standard on its consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	February 28, 2026	May 31, 2025
Customer receivables	$1,341,697	$922,616
Merchant processor receivable	143,521	185,719
Less: Allowance for credit losses	(136,751)	(104,390)
Total Accounts receivables, net	$1,348,467	$1,003,945

The following table presents the activity in the allowance for credit losses related to accounts receivable for the nine months ended February 28, 2026:

Amount
Beginning balance as of May 31, 2025	$104,390
Provision for credit losses	47,958
Other adjustments	(15,597)
Ending balance as of February 28, 2026	$136,751

During the three months ended February 28, 2026 and 2025, the Company recognized a provision for credit losses of $9,979 and $3,880, respectively. During the nine months ended February 28, 2026 and 2025, the Company recorded a provision for credit losses of $47,958 and $31,834, respectively.

Note 4 – Inventory, net

Inventory, net consisted of the following:

	February 28, 2026	May 31, 2025
Finished Goods	$3,846,636	$2,509,840
Raw Materials	82,863	23,818
Total Inventory	$3,929,499	$2,533,658

As of February 28, 2026 and May 31, 2025, inventory held at third party locations amounted to $1,231,932 and $109,706, respectively. As of February 28, 2026 and May 31, 2025, inventory in-transit amounted to $256,817 and $174,564, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 5 – Property and Equipment, net

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	February 28, 2026	May 31, 2025
Promotional display racks	2 years	$62,944	$62,944
Furniture and fixtures	5 years	88,373	57,137
Computer equipment	3 years	18,558	18,558
Plant equipment	5-10 years	437,499	390,028
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(227,368)	(149,591)
Total Property and equipment, net		$413,191	$412,261

Depreciation expense amounted to $27,285 and $18,703 for the three months ended February 28, 2026 and February 28, 2025, respectively. Depreciation expense amounted to $77,776 and $40,001 for the nine months ended February 28, 2026 and February 28, 2025, respectively.

Note 6 – Intangible Assets, net

The intangible assets consisted of the following:

	Estimated Life	February 28, 2026	May 31, 2025
Licensing rights	3 years	$44,160	$22,080
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Product certification testing	3 years	288,879	180,815
Less: Accumulated amortization		(350,499)	(244,304)
Total Intangible assets, net		$427,540	$403,591

Amortization expense amounted to $27,085 and $26,963 for the three months ended February 28, 2026 and February 28, 2025, respectively. Amortization expense amounted to $106,195 and $53,000 for the nine months ended February 28, 2026 and February 28, 2025, respectively.

Goodwill was $2,152,215 as of February 28, 2026 and May 31, 2025.

Intellectual Property

As of February 28, 2026, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns seven federally registered trademarks in the United States, which it considers to be of material importance to its business. All trademark registrations are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property has been recorded on the accompanying consolidated balance sheets.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	February 28, 2026	May 31, 2025
Pending refunds	$113,352	$117,560
Accrued expenses	118,639	24,307
Sales tax payable	217,352	218,828
Credit cards	6,949	1,863
Total other current liabilities	$456,292	$362,558

Note 8 – Notes Payable

During the fiscal year ended May 31, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 18, 2020, bears interest at an annual rate of 3.75% and is payable in installments of $731 per month, beginning May 18, 2021 until May 18, 2050. The Company has to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the fiscal year ended May 31, 2022, the Company received a loan forgiveness for $10,000 and an additional $10,000 of borrowing under the program. The Company recorded interest expense related to the Loan, on the accompanying consolidated financial statements, of $1,435 and $1,271, during the three months ended February 28, 2026 and February 28, 2025, respectively, and $4,022 and $2,567, during the nine months ended February 28, 2026 and February 28, 2025, respectively. The Company is currently in compliance with the terms of the Loan and has presented the long-term payments in accordance with the agreement.

	February 28, 2026	May 31, 2025
Economic Injury Disaster Loan Program (EIDL)	$138,459	$140,229
Total	138,459	140,229
Less: Current portion	(4,405)	(3,574)
Non-current portion	$134,054	$136,655

The amounts of Loan payments due in the next fiscal years ended May 31, are as follows:

Total
2026 (three months remaining)	$1,804
2027	3,712
2028	3,852
2029	3,999
2030	4,152
Thereafter	120,940
Total	$138,459

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 9 – Stockholders’ Equity

Shares Authorized

As of February 28, 2026 and May 31, 2025, the authorized capital of the Company consisted of 15,000,000 shares of common stock, par value $0.0001 per share and 28,000,000 shares of preferred stock, par value $0.0001 per share.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

As of February 28, 2026 and May 31, 2025, 24,873,500 and 27,773,500 shares of Series A Preferred Stock, respectively, were issued and outstanding.

No shares of Series A Preferred Stock were issued during the nine months ended February 28, 2026 and 2025.

During the nine months ended February 28, 2026, certain stockholders of 2,900,000 preferred shares converted their preferred stock into 145,000 shares of common stock.

During the nine months ended February 28, 2025, certain stockholders of 14,478,250 preferred shares converted their preferred stock into 723,913 shares of common stock.

Common Stock

As of February 28, 2026 and May 31, 2025, 6,817,717 and 6,657,717 shares of common stock, respectively, were issued and outstanding.

See “Preferred Stock” and “Restricted Stock Awards” sections within this note for additional information regarding common stock issued during the nine months ended February 28, 2026 and 2025.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

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

The Company utilizes the simplified method to estimate the expected term of stock options granted to employees, as permitted under SEC Staff Accounting Bulletin No. 107. Under this method, the expected term is calculated as the midpoint between the vesting date and the contractual term of the award. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

During the nine months ended February 28, 2026, the Company did not issue stock options.

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

FEBRUARY 28, 2026

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

On October 14, 2024, the Company issued to two Company officers stock options to purchase, in the aggregate, up to 600,000 shares of its common stock, at an exercise price of $4.01 per share valued at $2,406,000 and expiring in ten years from the date of grant. The options vest over forty-eight equal monthly installments starting on the grant date.

During the three months ended August 31, 2024, the Company issued stock options, to two consultants, to purchase, in the aggregate, up to 24,000 shares of its common stock, of which 12,000 options were granted at an exercise price of $5.94 and 12,000 options were granted at an exercise price of $10.67. The options were valued at approximately $195,960 and vested in the three months ended August 31, 2025. The options will expire in ten years from the date of grant.

The following table summarizes the activities for the Company’s stock option activity for the nine months ended February 28, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value (1)
Outstanding as of May 31, 2025	902,750	$3.48	8.7	$1,382,078
Granted	—	—
Exercised/Forfeited	—	—
Outstanding as of February 28, 2026	902,750	3.48	7.9	3,043,366
Exercisable at February 28, 2026	515,250	$3.07	7.3	$1,964,179

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

During the nine months ended February 28, 2026, the Company expensed $493,485 with respect to options, of which $451,125 was included in General and administrative, and $42,360 in Sales and marketing, respectively, in the accompanying consolidated statements of operations. During the nine months ended February 28, 2025, the Company expensed $416,935 with respect to options, of which $280,584 was included in General and administrative, and $136,351 in Sales and marketing, respectively, in the accompanying consolidated statements of operations.

As of February 28, 2026, unrecognized stock option expense was $1,575,024 expected to vest over a weighted average period of 2.6 years.

Restricted Stock Awards

The Company’s non-employee directors participate in the Company’s non-employee director compensation arrangements. Under the terms of those arrangements and pursuant to the Plan, on January 15, 2026, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock that will vest on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $119,550 based on the stock price on the grant date.

As of February 28, 2026, there were 15,000 unvested restricted stock awards outstanding with a weighted-average grant-date fair value of $7.97, all of which are expected to vest in the within one year.

Effective January 13, 2025, the Company granted each of its three non-employee director Board members 5,000 restricted stock awards for an aggregate of 15,000 shares of the Company’s common stock, which vested on the one-year anniversary of the grant, subject to the respective director’s continued service as a member of the Board, with a total grant date fair value of $62,250.

Effective November 13, 2024, the Company issued 2,000 shares of restricted stock awards to a consultant for services relating to expansion of the Company into new markets. The shares were valued at $8,000 based on the Company’s closing price on the NYSE American on the date of grant. The shares vested upon grant and were expensed over the six month service period of the consultant beginning from the grant date.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 9 – Stockholders’ Equity (continued)

The fair value of the stock grants is recorded over the term of the service related to each grant. During the nine months ended February 28, 2026, the Company expensed $67,118 related to restricted stock awards, which was included in General and administrative in the accompanying consolidated statements of operations. During the nine months ended February 28, 2025, the Company expensed $443,582 related to restricted stock awards, of which $438,892 was included in General and administrative in the accompanying consolidated statements of operations, and $4,690 in Sales and marketing, in the accompanying consolidated statements of operations.

As of February 28, 2026, unrecognized share-based compensation cost related to unvested restricted stock awards totaled $105,138, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock awards as of February 28, 2026:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at May 31, 2025	18,932	$4.23

Granted	15,000	7.97

Vested	(18,932)	4.23

Unvested at February 28, 2026	15,000	$7.97

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 10 – Commitments and Contingencies (continued)

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. Both leases are classified as operating leases under ASC 842.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases. During the three months ended February 28, 2026 and February 28, 2025, the Company recorded operating lease costs in the amount of $63,161 and $66,108, respectively. During the nine months ended February 28, 2026 and February 28, 2025, the Company recorded operating lease costs in the amount of $189,482 and $133,847, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of February 28, 2026, was 2.7 years and 13.1%, respectively.

Supplemental balance sheet information related to leases was as follows:

Assets	February 28, 2026	May 31, 2025
Right of use assets	$729,324	$861,294
Accumulated reduction	(317,421)	(282,173)
Operating lease assets, net	$411,903	$579,121

Liabilities
Lease liabilities	$729,324	$861,294
Accumulated reduction	(270,754)	(244,082)
Total lease liabilities, net	458,570	617,212
Current portion	(208,673)	(212,543)
Non-current portion	$249,897	$404,669

Maturities of operating lease liabilities were as follows as of February 28, 2026:

Operating Leases (fiscal year-end)

2026 (three months remaining)	$65,671
2027	257,647
2028	206,270
2029	119,790
Total	$649,378
Less: Imputed interest	(190,808)
Present value of lease liabilities	$458,570

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 10 – Commitments and Contingencies (continued)

Tarriff matters (IEEPA duties)

On February 20, 2026, the United States Supreme Court rendered a decision that the International Emergency Economic Powers Act ("IEEPA") does not authorize the U.S. President to impose tariffs. The Court's decision invalidated tariffs previously implemented by the U.S. Presidential Administration pursuant to IEEPA, including tariffs imposed in response to trade deficits. Following the decision, the U.S. President imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). The broader consequences of these actions remain uncertain given the evolving regulatory and international trade environment. It is unclear how policymakers may respond, including with respect to tariffs, trade agreements, and overall trade policy. Subsequent to the U.S. Supreme Court decision, the U.S. Court of International Trade issued orders directing U.S. Customs and Border Protection (“CBP”) to finalize some pending import transactions and revise certain past ones without applying the IEEPA tariffs, while the court supervises the creation of a process to issue refunds where appropriate.

The Company has historically paid IEEPA duties in connection with certain import transactions. The Company is evaluating the applicability of the court decisions and subsequent administrative process to its import entries, including the effect of procedural requirements under U.S. customs laws (including liquidation finality and the timing of administrative protests) and the scope and timing of the emerging administrative refund process.

Any potential recovery of IEEPA duties represents a gain contingency. Consistent with applicable U.S. GAAP, the Company has not recognized any receivable or gain related to potential refunds of IEEPA duties because the realization of any recovery is dependent on future events, and management cannot conclude that recovery is probable or reasonably estimable as of February 28, 2026.

The Company paid approximately $900,000 in IEEPA duties since April 2025, of which $321,059 is included in Inventory, net on the accompanying consolidated balance sheets as of February 28, 2026 and the remainder has been recorded in cost of sales over the period of which the inventory was sold consistent with the Company’s accounting policies. These amounts represent total amounts paid and should not be interpreted as an estimate of potential refunds or recoveries.

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

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. The Company recorded and paid approximately $50,000 and approximately $51,000 in consulting fees for the three months ended February 28, 2026 and February 28, 2025, respectively, and approximately $166,100 and approximately $178,000 for the nine months ended February 28, 2026 and February 28, 2025, respectively, related to consulting services provided by Intrepid. As of February 28, 2026, the Company had a payable to Intrepid of $169,203 for advances provided by Intrepid and as of May 31, 2025, an amount receivable from Intrepid of $222 related to an overpayment of advances made by Intrepid. During the nine months ended February 28, 2026, advances from Intrepid were $4,719,409 and repayments to Intrepid were $4,549,984. During the nine months ended February 28, 2025, advances from Intrepid were $5,601,537 and repayments to Intrepid were $5,584,759. Advances made from Intrepid are short-term in nature and non-interest bearing.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer of, and has a controlling interest in BZ Capital Strategies. The Company recorded and paid consulting fees to BZ Capital Strategies totaling $50,000 for the three months ended February 28, 2026 and $25,000 for the three months ended February 28, 2025, and $140,000 and $100,000 for the nine months ended February 28, 2026 and February 28, 2025, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2026 and May 31, 2025, the Company held cash of $4,768,989 and $4,019,854, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through February 28, 2026.

Concentration of Revenue, Accounts Receivable, and Supplier

During each of the three months ended February 28, 2026 and February 28, 2025, no single customer accounted for greater than 10% of consolidated net sales. During the nine months ended February 28, 2026, there was one customer representing 15% of consolidated net sales. There was no single customer that accounted for greater than 10% of consolidated net sales for the nine months ended February 28, 2025.

During the three months ended February 28, 2026 and 2025, approximately 96% and 93%, respectively, of our consolidated net sales were to customers located in the U.S. During the nine months ended February 28, 2026 and 2025, approximately 96% and 91%, respectively, of our consolidated net sales were to customers located in the U.S. All Company assets are located in the U.S.

As of February 28, 2026, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from one customer amounting to 29%. As of May 31, 2025, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from two customers amounting to 22% consisting of 11% each.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The three largest vendors accounted for 38%, 38%, and 14%, respectively, of all purchases for the three months ended February 28, 2026. For the three months ended February 28, 2025, the two largest vendors accounted for 68% and 26%, respectively, of all purchases. For the nine months ended February 28, 2026, the largest vendor accounted for 77% of all purchases. For the nine months ended February 28, 2025, the two largest manufacturing vendors accounted for 65% and 27%, respectively.

Note 13 – Business Segment and Geographic Area Information

Business Segments

The Company operates in three reportable segments: Hearing Enhancement and Protection, Hair and Skin Care, and Marketing Services. The segments are determined based on the nature of the products and services provided and how the business is managed.

On May 5, 2025, the Company incorporated a new wholly owned subsidiary, Sharper Vision Marketing Inc., which provides marketing services. Beginning in the three months ended February 28, 2026, the Company determined that this business meets the criteria for separate disclosure as a reportable segment due to increased activity and the availability of discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”). Prior to this determination, the results of this business were included within “All Other” in the Company’s segment reporting.

The CODM is the Company’s Chief Executive Officer. The CODM evaluates segment performance and allocates resources based primarily on a segment profit measure referred to as Segment non-cash operating income, which the Company has concluded is the measure of segment profitability. This non-GAAP measure is defined as operating income from segment operations before depreciation and amortization, stock-based compensation expense, and corporate expenses. Corporate expenses primarily include insurance, expenses related to operating as a public company—including fees paid to related parties for executive management services—corporate office rent, and stock-based compensation for management.

The CODM reviews Segment non-cash operating income for each segment regularly to assess performance and to make decisions regarding the allocation of resources.

A reconciliation of Segment non-cash operating income to the most directly comparable measure under U.S. GAAP, Income from Operations, is included in the table below.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 13 – Business Segment and Geographic Area Information (continued)

The Company’s segment information is as follows:

	For The Three Months Ended,
	February 28, 2026				February 28, 2025
	Hearing enhancement and protection	Hair and skin care	Marketing Services	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Sales, net	$7,008,792	$221,238	$64,000	$7,294,030	$6,450,065	$472,302	$6,922,367
Cost of sales	2,143,103	106,106	3,000	2,252,209	1,739,605	216,334	1,955,939
Gross profit	$4,865,689	$115,132	$61,000	$5,041,821	$4,710,460	$255,968	$4,966,428
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$3,233,375	$129,774	$—	$3,363,149	$2,818,499	$116,212	$2,934,711
Compensation and related taxes	421,766	—	—	421,766	188,054	12,102	200,156
Professional and consulting	335,160	478	—	335,638	518,322	3,555	521,877
General and administrative	147,031	17,475	195	164,701	79,349	23,538	102,887
Total segment expenses adjusted for non-cash items	$4,137,332	$147,727	$195	$4,285,254	$3,604,224	$155,407	$3,759,631
Segment non-cash operating income (loss)	$728,357	$(32,595)	$60,805	$756,567	$1,106,236	$100,561	$1,206,797
Depreciation and amortization				(54,370)			(45,666)
Stock-based compensation				(180,369)			(258,053)
Corporate expenses				(307,589)			(319,969)
Income from Operations				$214,239			$583,109
Payments for property and equipment and intangible assets	$73,509	$—	$—	$73,509	$146,285	$1,870	$148,155
Depreciation and amortization	$53,438	$932	$—	$54,370	$44,734	$932	$45,666

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 13 – Business Segment and Geographic Area Information (continued)

	For the Nine Months Ended,
	February 28, 2026				February 28, 2025
	Hearing enhancement and protection	Hair and skin care	Marketing Services	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Sales, net	$21,344,370	$860,737	$80,000	$22,285,107	$19,197,857	$1,308,356	$20,506,213
Cost of sales	6,686,892	382,223	3,000	7,072,115	5,265,698	622,392	5,888,090
Gross profit	$14,657,478	$478,514	$77,000	$15,212,992	$13,932,159	$685,964	$14,618,123
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$8,802,568	$437,439	$—	$9,240,007	$8,508,349	$334,316	$8,842,665
Compensation and related taxes	963,284	—	—	963,284	634,931	32,547	667,478
Professional and consulting	1,239,827	16,503	—	1,256,330	1,533,974	6,835	1,540,809
General and administrative	430,239	76,942	250	507,431	411,400	79,348	490,748
Total segment expenses adjusted for non-cash items	$11,435,918	$530,884	$250	$11,967,052	$11,088,654	$453,046	$11,541,700
Segment non-cash operating income (loss)	$3,221,560	$(52,370)	$76,750	$3,245,940	$2,843,505	$232,918	$3,076,423
Depreciation and amortization				(183,971)			(93,001)
Stock-based compensation				(560,603)			(860,517)
Corporate expenses				(972,318)			(1,007,628)
Income from Operations				$1,529,048			$1,115,278
Payments for property and equipment and intangible assets	$208,850	$—	$—	$208,850	$253,908	$1,870	$255,778
Depreciation and amortization	$181,174	$2,797	$—	$183,971	$90,391	$2,610	$93,001

As of February 28, 2026 and May 31, 2025, segment assets were as follows: hearing enhancement and protection were $10,063,595 and $8,109,272, respectively; hair and skin care were $5,011,653 and $4,760,523, respectively; and marketing services were $89,250 and $0, respectively.

Geographic Area Information

During the three months ended February 28, 2026 and 2025, approximately 96% and 93%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). During the nine months ended February 28, 2026 and 2025, approximately 96% and 91%, respectively, of our consolidated net sales were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the U.S.

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

Overview

The Company is engaged in the manufacturing, marketing, sale and distribution of high-tech, innovative hearing and audio enhancement and protection products that provide cutting-edge solutions for people with varied applications across many industries, professional quality hair and skin care products under various trademarks and brands, and the delivery of marketing services to support both its owned brands and third-party clients.

Beginning in the three months ended February 28, 2026, we operate in three reportable segments: (i) hearing enhancement and protection, (ii) hair and skin care, and (iii) marketing services.

Through our hearing enhancement and protection segment, we design, innovate, engineer, manufacture, market and service specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. Through our hair and skin care segment, we manufacture, market, sell, and distribute professional quality hair and skin care products. Our marketing services segment is conducted through our wholly owned subsidiary, Sharper Vision Marketing Inc., which was formed to leverage our direct-to-consumer expertise in support of both our internal brands and third-party clients. This segment is focused on delivering performance-driven marketing solutions and represents an expansion of our capabilities to drive growth and enhance brand visibility.

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

In addition to growing our overall distribution and retail footprint, the Company has reached a significant milestone in its wholesale channel strategy by securing several strategic supply agreements with leading national retail chains. These agreements have already generated multiple purchase orders in the first half of calendar 2026. While there can be no assurance that additional purchase orders will be received or regarding the timing or volume of fulfillment, we expect this expanded national retail presence to drive meaningful revenue growth and significantly enhance brand visibility among a much wider customer base.

On February 24, 2026, we formed Reviv3 ProCare Company, a wholly owned subsidiary, as part of a broader initiative to support the potential strategic separation or other transaction involving the hair and skin care business. These initiatives are intended to enhance long-term growth and strategic flexibility.

On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the imposition of certain tariffs previously assessed on imports. Following that decision, the U.S. Court of International Trade issued orders directing CBP to liquidate unliquidated entries and reliquidate certain non-final liquidated entries without regard to IEEPA duties, while CBP develops a new automated refund process to administer potential refunds, and the court continues to oversee CBP’s progress through required status reports.

The Company has paid IEEPA duties on certain import transactions historically. While these court decisions create the possibility of refunds, the amount and timing of any potential recovery remains uncertain and depends on, among other factors, (i) the liquidation status and finality of the Company’s relevant import entries under U.S. customs laws (including statutory time frames for reliquidation and administrative protests), and (ii) the scope, timing, validation rules, and phased implementation of CBP’s refund process, which CBP has indicated will initially exclude certain complex entry scenarios.

As of February 28, 2026, we have not recorded a receivable related to potential tariff refunds and cannot reasonably estimate the amount or timing of any refunds. If refunds are received in future periods, they could have a favorable impact on cash flows and results of operations in the period of receipt or realization; however, there can be no assurance that the Company will recover any material portion of the IEEPA duties paid.

We have paid approximately $900,000 in IEEPA duties since April 2025, of which $321,059 is included in Inventory, net on the accompanying consolidated balance sheets as of February 28, 2026 and the remainder has been recorded in cost of sales over the period of which the inventory was sold consistent with our accounting policies. These amounts represent total amounts paid and should not be interpreted as an estimate of potential refunds or recoveries.

In addition, following the U.S. Supreme Court’s decision, as described above, the U.S. President imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). The U.S. President also indicated a desire to increase such tariffs to 15% and to seek to extend such tariffs under other statutes. The imposition of such tariffs may continue to strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the U.S. In addition, the scope and durability of existing and future tariff measures remain uncertain.

In December 2025, we announced the securing of a new nationwide retail distribution partnership with a major U.S. retailer, positioning next-generation hearing protection products for broad in-store availability beginning in fiscal 2026. We believe our expanded retail footprint strengthens our market presence and supports broader consumer adoption of our hearing protection solutions.

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

Outlook

Based on our current expectations and assumptions regarding continued retail expansion, we expect revenue for the fourth quarter of fiscal 2026 to be in the range of $8 million to $10 million, representing approximately 39% to 74% year-over-year growth. We anticipate our gross margins for the fourth quarter of fiscal 2026 to be in the range of 67% to 71%. For the full fiscal year 2026, we expect revenue in the range of $30.2 million to $32.2 million, which implies 15% to 23% growth compared to fiscal 2025.

We are providing this outlook based on current expectations; however, we have not historically provided guidance and may not continue to do so. These statements are forward-looking and subject to risks and uncertainties, including those related to our retail expansion, consumer demand, and gross margins, as well as those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which should be read in conjunction with this Form 10-Q.

Results of Operations

	Three months ended		Nine months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Sales, net	$7,294,030	$6,922,367	$22,285,107	$20,506,213
Cost of sales	2,252,209	1,955,939	7,072,115	5,888,090
Gross profit	5,041,821	4,966,428	15,212,992	14,618,123
Total operating expenses	4,827,582	4,383,319	13,683,944	13,502,845
Income from operations	214,239	583,109	1,529,048	1,115,278
Net income after tax	$203,046	$576,662	$1,242,223	$1,100,563

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

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2026	2025	2026	2025
Net income (GAAP)	$203,046	$576,662	$1,242,223	$1,100,563
Provision for income taxes	64,306	53,085	412,479	120,335
Interest income, net	(31,297)	(42,920)	(98,774)	(97,595)
Depreciation and amortization	54,370	45,666	183,971	93,001
Total EBITDA (Non-GAAP)	290,425	632,493	1,739,899	1,216,304

Adjustments:

Stock-based compensation	180,369	258,053	560,603	860,517

Total Adjusted EBITDA (Non-GAAP)	$470,794	$890,546	$2,300,502	$2,076,821

Sales, net (GAAP)	$7,294,030	$6,922,367	$22,285,107	$20,506,213

Adjusted EBITDA as a percentage of Sales, net (Non-GAAP)	6.5%	12.9%	10.3%	10.1%

For the Three Months Ended February 28, 2026 Compared to the Three Months Ended February 28, 2025

Net sales increased by $371,663, or 5.4%, to $7,294,030 for the three months ended February 28, 2026, compared to $6,922,367 for the prior-year period. The increase was primarily driven by continued growth in demand for our hearing enhancement and protective equipment products. This growth was partially offset by lower sales in our hair and skin care segment, which were impacted by the absence of a significant distributor order that was fulfilled in the prior-year period.

Cost of sales includes the cost of products, freight-in costs, customs duties, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. The overall cost of sales increased by $296,270 or 15.1% from $1,955,939 in the three months ended February 28, 2025 to $2,252,209 in the three months ended February 28, 2026. Cost of sales as a percentage of net revenues for the three months ended February 28, 2026 was 30.9% as compared to 28.3% for the three months ended February 28, 2025. Cost of sales as a percentage of revenue increased primarily due to increased tariffs.

Gross profit increased by $75,393 or 1.5% from $4,966,428 in the three months ended February 28, 2025 to $5,041,821 for the three months ended February 28, 2026. Gross profit as a percentage of sales for the three months ended February 28, 2026 was 69.1%, as compared to 71.7% for the three months ended February 28, 2025. Gross profit as a percentage of sales decreased primarily due to higher customs duties.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses increased by $444,263 or 10.1% from $4,383,319 in the three months ended February 28, 2025 to $4,827,582 in the three months ended February 28, 2026. Operating expenses as a percentage of net revenues for the three months ended February 28, 2026 was 66.2% compared to 63.3% for the three months ended February 28, 2025. Included in operating expenses were non-cash stock-based compensation of $180,369 and $258,053 in the three months ended February 28, 2026 and 2025, respectively. Operating expenses increased primarily due to higher sales and marketing expenses of approximately $400,000, reflecting increased investment in retail sales promotional initiatives and efforts to enhance overall brand awareness.

Income from operations for the three months ended February 28, 2026, was $214,239 compared to $583,109 for the three months ended February 28, 2025. The decrease in income from operations of $368,870 related primarily to an increase in sales and marketing costs.

For the three months ended February 28, 2026, provision for income tax expense was $64,306. For the three months ended February 28, 2025, we had a provision for income tax expense of $53,085.

As a result of the above, we reported a net income of $203,046 and $576,662 for the three months ended February 28, 2026 and 2025, respectively.

Adjusted EBITDA decreased by $419,752 or 47.1% from $890,546 for the three months ended February 28, 2025 to $470,794 for the three months ended February 28, 2026. Adjusted EBITDA as a percentage of sales, net for the three months ended February 28, 2026 and 2025, was 6.5% and 12.9%, respectively. Adjusted EBITDA decreased primarily due to an approximately $400,000 increase in sales and marketing expenses, reflecting continued investment in our direct-to-consumer channel and broader brand-building initiatives aimed at driving long-term revenue growth.

Basic and diluted earnings per share for the three months ended February 28, 2026 were $0.03 and $0.02, respectively, compared to basic and diluted earnings per share of $0.09 and $0.07, respectively, for the three months ended February 28, 2025.

For the Nine Months Ended February 28, 2026 Compared to the Nine Months Ended February 28, 2025

Net sales increased by $1,778,894 or 8.7% from $20,506,213 in the nine months ended February 28, 2025 to $22,285,107 for the nine months ended February 28, 2026. The increase in net sales was primarily driven by a material order from our retail channels.

The overall cost of sales increased by $1,184,025 or 20.1% from $5,888,090 in the nine months ended February 28, 2025 to $7,072,115 in the nine months ended February 28, 2026. Cost of sales as a percentage of net revenues for the nine months ended February 28, 2026 was 31.7% as compared to 28.7% for the comparable period in 2025. Cost of sales as a percentage of sales increased, primarily driven by a higher mix of lower-margin sales to distributors in our hair and skin care segment and increased sales to a leading national membership-based retail chain in our hearing enhancement and protection equipment, which carries tighter margins than our direct-to-consumer channel, as well as higher customs duties.

Gross profit for the nine months ended February 28, 2026 and 2025 was $15,212,992 and $14,618,123, respectively. Gross profit as a percentage of sales for the nine months ended February 28, 2026, was 68.3% as compared to 71.3% for the comparable period in 2025. The decrease in the gross profit margin for the nine months ended February 28, 2026 was primarily due to lower margins related to a material order with a leading national membership-based retail chain and higher customs duties.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, professional and consulting fees, and general and administrative costs. Operating expenses increased by $181,099 or 1.3% from $13,502,845 in the nine months ended February 28, 2025 to $13,683,944 in the nine months ended February 28, 2026. Operating expenses as a percentage of net revenues for the nine months ended February 28, 2026, were 61.4% compared to 65.8% for the nine months ended February 28, 2025. Included in operating expenses were non-cash stock-based compensation of $560,603 and $860,517 in the nine months ended February 28, 2026 and 2025, respectively. Operating expenses increased primarily due to higher sales and marketing expenses, reflecting increased investment in direct-to-consumer initiatives and brand awareness. This increase was partially offset by improved operating efficiencies, including lower professional and consulting fees and reduced stock-based compensation, as well as the absence of a $220,000 accounts payable forgiveness recognized in the prior-year period that did not recur.

Income from operations for the nine months ended February 28, 2026, was $1,529,048 compared to income of $1,115,278 for the nine months ended February 28, 2025. The increase in income from operations of $413,770 or 37.1% was primarily driven by a material order from a leading national membership-based retail chain, partially offset by increased operating expenses and by a forgiveness of accounts payable of approximately $220,000, included in General and administrative on the accompanying consolidated statement of operations, that did not recur in the nine months ended February 28, 2026.

For the nine months ended February 28, 2026, provision for income tax expense was $412,479. For the nine months ended February 28, 2025, provision for income tax expense was $120,335.

As a result of the above, we reported a net income of $1,242,223 and $1,100,563 for the nine months ended February 28, 2026 and 2025, respectively.

Adjusted EBITDA increased by $223,681 or 10.8% from $2,076,821 in the nine months ended February 28, 2025 to $2,300,502 in the nine months ended February 28, 2026. Adjusted EBITDA as a percentage of sales, net for the nine months ended February 28, 2026 and 2025, were 10.3% and 10.1%, respectively. Adjusted EBITDA improved due to a material order from our retail channels, partially offset by a forgiveness of accounts payable of approximately $220,000 that did not recur in the current period.

Basic and diluted earnings per share for the nine months ended February 28, 2026 were $0.18 and $0.15, respectively, compared to basic and diluted earnings per share of $0.17 and $0.13, respectively, for the nine months ended February 28, 2025.

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

We are actively evaluating strategic alternatives for the hair and skin care business, including a potential spin-off, sale, or initial public offering, which could occur within the next two years depending on operational performance and market conditions. These initiatives could impact the Company’s capital structure, ownership of the hair and skin care business, and future liquidity.

Cash Flows for the nine months ended February 28, 2026 and 2025

Operating Activities

Net cash provided by operating activities for the nine months ended February 28, 2026, was $790,330, compared to $1,734,230 for the nine months ended February 28, 2025. The decrease was driven primarily by a significant inventory purchase associated with a material order from our retail channels.

Investing Activities

Net cash flows used in investing activities for the nine months ended February 28, 2026 and 2025, was $208,850 and $255,778, respectively, due to the purchase of intangibles and property and equipment for our business.

Financing Activities

Net cash flows provided by financing activities for the nine months ended February 28, 2026 was $167,655 primarily related to net advances made from a related party of $169,425. Net cash provided by financing activities for the nine months ended February 28, 2025 was $11,142.

As of February 28, 2026, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act in the principal amount of $138,459, with a maturity date of May 18, 2050. The Company continues to pay interest and principal on the loan.

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

Off-Balance Sheet Arrangements

As of February 28, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on this evaluation of disclosure controls and procedures as of February 28, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended February 28, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 19, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025).
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.7	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: April 8, 2026

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

-11-