Form 10-K
period 2026-05-31
Axil Brands, Inc.
filed 2026-08-18
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ¨

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of November 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $20,708,714. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	August 14, 2026
Common Stock	6,822,681

Documents incorporated by reference: None

i

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance and future outlook; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations, including expected growth, the new marketing services business, and the economy in general or the future of the beauty and hair care industry and the hearing protection and ear bud business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ, potentially materially, from those indicated in the forward-looking statements, many of which are outside of our control. They include: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, the impact of tariffs and other trade restrictions and barriers, interest rate changes, unemployment rates, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and conflicts in the Middle East, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; guidance provided by management, which may differ from our actual operating results; continued uncertainty with respect to U.S. trade policies and tariffs; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to sustainability; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflicts in the Middle East, and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales, as well as our expansion into marketing services; labor relations; the potential impact of sustainability matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

ii

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

iii

PART I

ITEM 1. BUSINESS.

General

AXIL is engaged in the manufacturing, marketing, sale, and distribution of high tech hearing and audio enhancement and protection products, professional quality hair and skin care products, and the delivery of marketing services. The Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024 and concurrently uplisted to the NYSE American stock exchange. The Company operates through its subsidiaries, AXIL Distribution Company (formerly Reviv3 Acquisition Corporation), Reviv3 ProCare Company, which was incorporated on February 24, 2026, and Sharper Vision Marketing Inc., which was incorporated on May 5, 2025. In February 2026, the Company formed Reviv3 ProCare Company, a wholly owned Delaware subsidiary, to support the strategic development of its Reviv3 hair and skin care business.

The Company is not, and has never been, a shell company. AXIL operates on a fiscal year ending May 31.

Our Segments

We conduct our business primarily through three operating segments: hearing enhancement and protection, hair and skin care and marketing services. See Note 13 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers and retaining existing customers to increase our total revenue. For the fiscal year ended May 31, 2026 (“fiscal year 2026”), the hearing enhancement and protection segment and the hair and skin care segment accounted for approximately 96% and 4% of our revenue, respectively. Our marketing services accounted for less than 1% of revenue.

Our Strategy

The Company is growing its business through the expansion of product lines serving various hearing protection markets, including outdoors, manufacturing, and construction, via its online platforms and an expanding network of retail points of sale. During fiscal year 2026, the Company broadened its retail presence to approximately 6,000 stores through expanded partnerships with big-box retailers, including Walmart. Additionally, AXIL’s full product line became available at certain U.S. Marine Corps Exchange (MCX) locations in the first quarter of fiscal 2027, extending access to military personnel and their families. The Company is further expanding its product offerings in the public safety and security markets with the introduction of the CRX digital hearing protection platform.

Sales are primarily driven by paid advertising, expansion of the distribution network, strategic partnerships, and retail sales. The Company continues to expand its marketing footprint across organic social media, affiliate marketing, and search engine optimization. The Company has increased its focus on opportunities in domestic and international distribution and retail sales and is allocating resources to expand its sales team based on capital performance and available opportunities.

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

The Company also continued to invest in product innovation during fiscal year 2026. We currently offer 27 products across 114 stock keeping units (SKUs), with plans to expand the line. Product development is guided by consumer preferences and brand alignment, supported by third-party design services. Sales are primarily direct-to-consumer through our website (www.goaxil.com), as well as through third-party e-commerce platforms, dealers, and big box retail chains.

Our key offerings include:

·	GS Extreme® 3.0 – Bluetooth-enabled earbuds for sound enhancement and hearing protection
·	AXIL® X30 LT – Dual-mode in-ear hearing protection and enhancement device with up to 25 decibel noise reduction
·	XCOR® True Wireless – Digital earbuds with touch control
·	MX Series Earmuffs – Bluetooth earmuffs with HearPRO™ digital hearing protection technology
·	X-PRO – X20 passive plugs and X30i passive plugs with SoundShield filter

AXIL holds three active patents, one patent pending, five registered trademarks and twelve pending trademark registrations related to this segment. For additional detail, see “Intellectual Property.” As the segment grows, we continue to enter new distribution and licensing agreements across target markets, including construction, aviation, agriculture, forestry, fitness, power sports, target shooting, motorcycling, and live event environments. We currently operate primarily in the U.S., with a growing presence in Canada, Europe, Australia, New Zealand, Asia and Africa.

The Company is growing the business as it continues to enter into new distribution and licensing agreements. During fiscal year 2026, AXIL expanded its retail presence through a broadened partnership with Walmart, with the MX PRO and MX Passive models launching across approximately 1,250 Walmart stores as of the filing of this report. Additionally, AXIL’s full product line is expected to become available at certain U.S. Marine Corps Exchange (MCX) locations in the first quarter of fiscal 2027, extending access to military personnel and their families. There is continued focus on public safety and security markets, as well as entertainment venues. Sales are primarily driven by paid advertising, the expansion of our distribution network, and strategic partnerships, with continued growth expected, including offline sales. The Company continues to expand our marketing footprint in organic social, affiliate, and search engine optimization. The Company has increased its focus on opportunities in domestic and international distribution and retail sales and is allocating resources to expand its sales team, based on capital performance and available opportunities.

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

Sales are driven by a multi-channel strategy including:

·	Direct-to-consumer via our e-commerce site and third-party platforms
·	Domestic and international distributors
·	Professional salon partnerships

We currently maintain 14 distribution agreements across the U.S., Canada, Europe, and Asia, which are non-exclusive, and hold one registered trademark in this segment. In addition to expanding core distribution, including a partnership with a major national salon chain across Canada entered into during fiscal 2026, we are actively exploring growth through co-branding, private-label partnerships, and enhanced digital marketing initiatives.

Hair and Skin Care Competition:

The global hair care market continues to demonstrate significant growth potential. According to Mordor Intelligence, the global hair care market is expected to increase from approximately $82.5 billion in 2026 to $108.6 billion by 2031, reflecting a projected compound annual growth rate of approximately 5.7%. North America currently represents the largest regional market, while Asia-Pacific is expected to experience the fastest growth during the forecast period.

The Company believes these industry trends support continued demand for products addressing hair health, hair loss, scalp care, and related wellness needs.

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

Key Customers

For the hearing enhancement and protection segment which accounted for 96% of consolidated net revenues, one customer accounted for 23% of our net revenues in the fiscal year ended May 31, 2026. Approximately 65% of our consolidated net revenues were direct-to-consumer through our owned e-commerce sites and third-party online marketplaces for the fiscal year ended May 31, 2026, compared with approximately 80% for the fiscal year ended May 31, 2025. During fiscal year 2026, the Company expanded its brick-and-mortar retail presence, including through an expanded partnership with Walmart across approximately 1,250 stores. Subsequent to fiscal year end, the Company announced the addition of certain U.S. Marine Corps Exchange (MCX) locations as a distribution channel, with availability expected to begin in July 2026. Walmart did not individually account for more than 10% of net sales in fiscal year 2026, and we believe these relationships represent significant new retail opportunities for the Company.

As is customary in the industry, none of our customers are under any obligation to continue purchasing products from us in the future.

Key Suppliers

Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2026, a single vendor accounted for 79% of total purchases in our hearing enhancement and protection segment. In our hair and skin care segment, three vendors accounted for 91% of total purchases in the respective segment, each accounting for 62%, 18%, and 11%, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Our relationships with our vendors allowed us to maintain a competitive in-stock position.

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

Governmental Regulation

We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the U.S., Canada, Europe, Australia, New Zealand, Asia, and Africa. These laws, rules and regulations cover several diverse areas including consumer health and safety, and employee health and safety. These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. The compliance costs and operational burdens imposed by these laws and regulations could be significant. As a result of the often rapidly evolving changes, the application, interpretation, and enforcement of these and other laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. We are committed to conducting our business in accordance with applicable laws, rules and regulations.

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

At May 31, 2026, we held three active U.S. patents and had one pending U.S. patent application covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2035 and extending through 2038. During the fiscal year ended May 31, 2026, none of our U.S. patents expired.

We have six federally registered trademarks and 12 trademarks pending registration, which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

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

Human Capital Management

As of May 31, 2026, we had thirteen full-time employees and two part-time employees, all of whom were employed in the United States and none employed outside the United States. None of our employees are covered by collective bargaining agreements or work councils. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain websites at www.goaxil.com and reviveprocare.com. We make available, free of charge, in the Investors section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Any reference to our websites in this Form 10-K is intended to be an inactive textual reference only. Copies of such documents are available in print at no charge to any stockholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. The following are material factors known to us that could adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. If any of the following risks materialize, our business, financial condition, operating results, or prospects could be materially and adversely affected. Disclosure of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known. References to past events are provided by way of examples only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. You should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision.

Risks Related to Our Business and Operations

Our future operations and growth depends on successful execution of our strategic initiatives and market acceptance of our products. Our ability to grow depends on our ability to execute our growth strategy, which includes expanding into retail channels and international markets and expanding our sales team. These initiatives require significant commitments of management and capital investments and involve operational complexity. Failure to effectively execute our growth strategy could result in missed opportunities and financial losses, which could have a material adverse effect on our business, financial condition, or results of operations. In addition, if our existing or new products fail to achieve or maintain market acceptance, we may be unable to remain competitive and our business, results of operations, and financial condition could be harmed.

We generate a significant portion of our sales from a limited number of customers. For our hearing enhancement and protection segment, one customer accounted for 23% of consolidated net revenues and 69% of segment accounts receivable for fiscal year 2026. While we are working to grow our retail and wholesale channel, we expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net revenues for the foreseeable future. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform their obligations could have a material adverse effect on our results of operations and cash position. If any such customers change their business requirements or focus, vendor selection, or purchasing behavior, they may delay, suspend, reduce or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected.

We are highly dependent on a small number of personnel. As of May 31, 2026, we had thirteen full-time employees and two part-time employees. We rely on a limited number of executive officers and key personnel, including Jeff Toghraie, our Chief Executive Officer and Chairman, and Jeff Brown, our Chief Financial Officer, Chief Operating Officer, and Director, to run our business. The loss of services of either of these executives or other key personnel could materially impair our ability to meet reporting obligations, maintain effective internal controls, manage liquidity, or conduct operations. Because of our limited personnel structure, the unexpected departure or unavailability of key personnel could have a disproportionately adverse impact on our financial condition and ability to continue operations.

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

Risks Related to Legal and Regulatory Matters

Our business and the products we sell are subject to complex and evolving regulations. We are required to comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with applicable anti-bribery laws, among other things, could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. Furthermore, our products are regulated by various U.S. and international authorities. As a result, our products could be subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may result in us voluntarily removing selected products from our inventory. Recalls or the voluntary removal of our products could result in lost sales, potential harm to our reputation, increased customer service costs, and legal expenses. In addition, changes in labeling, safety, or marketing laws may increase compliance costs or limit our ability to sell certain products. Non-compliance with any of these laws could result in fines, product recalls, or reputational damage, which could have a material adverse effect on our business, results of operations, and financial condition.

Changes in U.S. and international trade policies, including tariffs and import rules, could increase our costs and disrupt operations. We source a significant portion of our products and components from international suppliers, and we sell our products in a number of countries. The current trade environment remains highly fluid and uncertain. The U.S. government has imposed, modified, and in certain cases temporarily suspended significant tariffs on goods imported from China and other countries, and further changes to tariff policy may occur with limited notice. Due to the uncertainty surrounding the ultimate scope and duration of applicable tariffs, during fiscal year 2026 the Company reversed charges only on those tariff costs for which it received refunds. Subsequent to fiscal year end, the Company received approximately $910,000, the full amount of refunds of duties previously paid under the International Emergency Economic Powers Act (“IEEPA”), including interest. Future tariff increases, the imposition of reciprocal tariffs or trade restrictions by other countries, the elimination of existing exemptions, or adverse changes to trade agreements could materially increase our landed costs, compress margins, and require us to raise prices or absorb additional expenses. If we are unable to offset these cost increases or pass them on to customers, our margins and financial results could be materially adversely impacted.

We may not be able to maintain effective internal control over financial reporting. As a public company, we are required to design, implement, and maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, including ongoing evaluation, remediation of deficiencies, and adaptation to changes in our operations, systems, and regulations. We regularly assess risks, monitor controls, and implement enhancements to help ensure the accuracy and timeliness of our financial reporting; however, we cannot guarantee that our controls will prevent or detect all errors or noncompliance. Failure to maintain effective controls could result in material misstatements, financial restatements, regulatory scrutiny, increased costs, and loss of investor confidence.

Risks Related to Our Capital and Securities

We may need additional capital, which may not be available or may dilute existing stockholders. To support our operations or strategic plans, we may need to raise capital through equity or debt financings. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. If we cannot secure funding on acceptable terms, or at all, we may be forced to delay growth or other strategic initiatives, which could have an adverse effect on our business, financial condition, and results of operations. If additional funding is raised through the issuance of equity or convertible securities, holders of our common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock.

The issuance of convertible securities may dilute our common stockholders. We have previously issued Series A Convertible Preferred Stock in connection with acquisitions. Conversions of these preferred shares into common stock, or the issuance of shares in connection with other convertible securities that we may issue in the future, could significantly dilute common stockholders and negatively affect the market price of our common stock.

Our common stock price may be volatile and as a result may not be attractive to investors. Our stock price has been and may continue to be volatile due to a variety of factors, many of which are beyond our control, including, but not limited to, the following:

·	our actual or anticipated financial performance;
·	changes in the supply or demand of our products;
·	our ability to execute our growth strategy;

·	speculation about our business in the press or investor community;
·	the degree of trading liquidity in our common stock, including our ability to remain listed on the NYSE American;
·	stock market price and volume fluctuations of other publicly traded companies, and in particular, companies that are in our industry;
·	investor perceptions of our industry or our prospects;
·	macroeconomic trends and conditions;
·	announcements by us or our competitors of new product offerings, significant acquisitions, or strategic partnerships; or
·	additions and departures of key personnel.

In addition, the stock market in general may experience significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies but could cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company or its performance.

Risks Related to Technology and Cybersecurity

A failure of our IT systems or a cybersecurity breach could disrupt our business. We rely on IT infrastructure, including hardware, networks, software, digital platforms and third-party systems to operate our business and communicate with customers. These uses give rise to cybersecurity risks, including security breaches, system disruption, theft, and inadvertent release of information. We have implemented measures to prevent and mitigate cybersecurity breaches. To date, we are not aware of any cybersecurity incidents that have had or are reasonably expected to have a material adverse effect on our operations. However, we or our third-party service providers may experience cybersecurity incidents in the future. In addition, as artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. While we have implemented various security measures, we cannot guarantee that such measures will be effective or sufficient to prevent a cyberattack, and future cyberattacks could still occur and could go undetected and persist for an extended period of time. There can be no assurance that our operations will not be materially adversely impacted by future cybersecurity incidents, and there is a risk that we may incur significant costs in protecting against or remediating cyberattacks or other cybersecurity breaches. A significant IT failure, data breach, or cyberattack could harm our reputation, disrupt operations, and expose us to legal or regulatory liabilities. In addition, the theft, destruction, loss, misappropriation, release of sensitive or confidential information, or interference with the IT infrastructures of third parties on which we rely, including suppliers and customers, could result in a disruption to our supply chain, which could adversely affect our business, financial condition, or results of operations. We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. Any security breach, whether successful or not, would harm our reputation and could damage our competitive position and cause the loss of customers. In addition, any such breach, or any material failure on our part to comply with applicable laws, could subject us to litigation, government investigation or enforcement actions or other regulatory sanctions, regulatory penalties or fines, or costly response measures.

Risks Related to Macroeconomic and External Conditions

Economic downturns or shifts in consumer behavior may reduce consumer demand for our products. Unfavorable economic factors that are beyond our control, including those impacting discretionary spending, may reduce consumer demand for our products. These factors include, but are not limited to, economic uncertainty, including potential recession, inflation, , interest rate uncertainty, tariffs, supply chain and labor disruptions, unemployment rates, labor and materials shortages, banking instability, political and social unrest, geopolitical events and uncertainty, foreign currency exchange rate fluctuations, and changing tax rates and policies. Any one or a combination of these factors could adversely affect consumer spending and preferences. If consumer demand for our products decreases, our revenue and profitability may be materially and adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach. The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity incidents are continuously analyzed and updated. The Company has established controls and procedures, including an Incident Response Plan, that provide for the identification, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. As part of its cybersecurity program, the Company utilizes firewalls, anti-malware, intrusion prevention and detection systems, and access controls. The Company periodically assesses and tests its policies, standards, processes and practices that are designed to address cybersecurity threats and incidents, reports results of such assessments to the Company’s Board of Directors (the “Board”), and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct such testing. The Company seeks to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective by implementing a comprehensive risk assessment framework, conducting regular audits, and establishing stringent security protocols and standards for third-party engagements. This approach helps ensure that potential vulnerabilities are identified and mitigated, thereby protecting the Company’s assets and maintaining robust security throughout its supply chain. The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

Our executive management team is responsible for assessing and managing risks from cybersecurity threats to the Company. In addition, in light of the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assesses the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests management report to the full Board regularly on their assessment of the Company’s cybersecurity program and risks. Both the Audit Committee and the full Board receive regular quarterly reports from management on cybersecurity risks and timely reports regarding any significant cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed.

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

ITEM 2. PROPERTIES.

We lease approximately 2,793 rentable square feet of office space at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212, serving as our principal offices. The lease commenced on November 1, 2024, and expires on January 31, 2029. Monthly base rent was $11,168 for the first 12 months, with scheduled increases thereafter. Rent is abated in months 2, 15, and 30. We believe this office space is in good condition and adequately supports our administrative and corporate functions.

We also lease approximately 6,050 square feet of office and warehouse space at 777 S. Auto Mall Drive, Unit 107, American Fork, Utah 84003, under a sublease agreement that began on October 1, 2024, and continues through September 30, 2027. Base rent was $7,684 per month for the first 12 months, with escalations thereafter. Rent was abated for three months in the first year. Additional estimated monthly charges of $1,210 are assessed for common area maintenance, taxes, and insurance. This facility supports operations for our three primary segments.

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

Securities outstanding and holders of record

On August 14, 2026, the total common shares issued and outstanding were 6,822,681 and we had 128 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered securities issued during the fourth quarter of fiscal year 2026.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal year 2026.

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

In addition to growing our overall distribution and retail footprint, the Company has reached a significant milestone in its wholesale channel strategy by securing several strategic supply agreements with big box retail chains. These agreements generated multiple purchase orders in fiscal 2026. While there can be no assurance that additional purchase orders will be received or regarding the timing or volume of fulfillment, we expect this expanded national retail presence to drive meaningful revenue growth and significantly enhance brand visibility among a much wider customer base.

Business Update

During fiscal year 2026, the Company expanded its retail distribution network. During fiscal year 2026 the Company announced an expanded partnership with Walmart to include the MX PRO and MX Passive hearing protection models across approximately 1,250 Walmart store locations nationwide, building on an initial rollout completed earlier in the fiscal year. In March 2026, the Company announced the introduction of its GSX 3.0 and XCOR Pro products to Sportsman's Warehouse, a premier specialty outdoor retailer, across approximately 70 retail locations and its e-commerce platform. Subsequent to fiscal year end, in June 2026, the Company announced that its full product line is expected to be available at U.S. Marine Corps Exchange (MCX) locations beginning in the first quarter of fiscal 2027, extending the Company's reach to U.S. military personnel, their families, and authorized patrons. Collectively, these partnerships, along with other retail distribution arrangements we have entered into, represent a meaningful expansion of the Company's brick-and-mortar retail presence across mass, specialty, and military channels.

The Company also continued to invest in product innovation during fiscal year 2026. In December 2025, the Company announced the MX II Series earmuffs, a next-generation over-the-ear hearing protection and enhancement platform powered by the Company's proprietary SonicShieldX™ technology. The flagship MX II PRO, featuring advanced Bluetooth connectivity and automatic noise compression, was made available for preorder in January 2026, with deliveries commencing in February 2026. Additional variants in the MX II Series were released in May 2026. In March 2026, the Company unveiled the AXIL CRX, an in-ear solution combining hearing protection with modular connectivity options, which became available in May 2026. These launches reflect the Company's continued focus on expanding its product portfolio across multiple form factors and price points within the hearing protection and enhancement category.

The tariff environment remains fluid and uncertain. During fiscal year 2026, the Company paid approximately $900,000 in duties under the IEEPA on imported goods. In February 2026, the U.S. Supreme Court held that IEEPA does not authorize certain of these tariffs, and subsequent court orders have directed U.S. Customs and Border Protection (“CBP”) to develop a refund process for affected entries. At May 31, 2026, the Company’s refund claims had not been accepted or approved by CBP in full, and based on the uncertainty surrounding refund claims at the time, the Company concluded that recovery of the full refund claims amount was not probable and that the associated gain was neither realized nor realizable. As a result, the Company recognized only those tariff refunds actually received or approved by the CBP during the fiscal year end, in accordance with ASC 450-30, which precludes the recognition of gain contingencies until the gain is realized or realizable. Subsequent to May 31, 2026, the Company received IEEPA duty refunds of approximately $910,000, including interest, which were not recognized in the year ended May 31, 2026 and which the Company expects to recognize in the fiscal year ending May 31, 2027 as a reduction of cost of revenues, a reduction of the carrying value of inventory, and other income, as applicable. That benefit will favorably affect gross margin in the period recognized on a basis that is not indicative of underlying operating performance. See Note 10 in the accompanying notes to the consolidated financial statements. No refund claims of IEEPA duties remain outstanding as of the date of this filing. Separately, following the Supreme Court's decision, a new tariff surcharge of at least 10% on all imports, subject to certain exceptions, was imposed under Section 122 of the Trade Act of 1974, effective February 24, 2026. Effective upon the expiration of these tariffs in July 2026, new tariff rates generally ranging from 10% to 12.5% on most imports from certain countries were imposed pursuant to Section 301 of the Trade Act of 1974. The scope and duration of current and future tariff measures remain uncertain and could continue to impact the Company's cost of goods and results of operations.

Results of Operations

Our results of operations are summarized below.

	Fiscal Year Ended May 31, 2026	Fiscal Year Ended May 31, 2025
Revenues, net	$30,847,570	$26,257,522
Cost of revenues	9,467,823	7,615,954
Gross profit	21,379,747	18,641,568
Total operating expenses	18,402,704	17,480,203
Income from operations	2,977,043	1,161,365
Net income after tax	$2,699,349	$854,988

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

	Fiscal Year Ended May 31, 2026	Fiscal Year Ended May 31, 2025

Net income (GAAP)	$2,699,349	$854,988
Provision for income taxes	440,310	453,828
Interest income, net	(132,131)	(135,915)
Depreciation and amortization	246,723	148,498
Total EBITDA (Non-GAAP)	3,254,251	1,321,399

Adjustments:

Stock-based compensation	785,160	1,108,934

Total Adjusted EBITDA (Non-GAAP)	$4,039,411	$2,430,333

Revenues, net (GAAP)	$30,847,570	$26,257,522

Adjusted EBITDA as a percentage of Revenues, net (Non-GAAP)	13.1%	9.3%

Revenues, net increased by $4,590,048 or 17.5%, from $26,257,522 in the year ended May 31, 2025 to $30,847,570 for the year ended May 31, 2026. The increase in net sales was primarily driven by sales to big box retail chains in our hearing enhancement and protection equipment segment.

We disaggregate net revenues into three sales channels, which correspond to the way management evaluates commercial performance and to the categories presented in Note 13 to our consolidated financial statements: (i) Direct-to-consumer (“DTC”), comprising sales through our owned e-commerce sites and third-party online marketplaces; (ii) retail and wholesale, comprising sales to national retail chains, specialty retailers, dealers, distributors and international distribution partners; and (iii) marketing services, comprising fee-based performance marketing services provided to third-party clients through Sharper Vision Marketing Inc.

Revenue Channel	Fiscal Year Ended May 31, 2026	% of Total	Fiscal Year Ended May 31, 2025	% of Total
Hearing enhancement and protection
Direct-to-consumer	$ 19,695,815	66.6%	$ 20,571,528	83.2%
Retail and wholesale	9,862,759	33.4%	4,163,573	16.8%
Total segment revenues, net	29,558,574	100.0%	24,735,101	100.0%

Hair and skin care
Direct-to-consumer	243,381	20.5%	299,562	19.7%
Retail and wholesale	945,615	79.5%	1,222,859	80.3%
Total segment revenues, net	1,188,996	100.0%	1,522,421	100.0%

Marketing services
Marketing services	100,000	100.0%	—	—

Consolidated
Direct-to-consumer	19,939,196	64.6%	20,871,090	79.5%
Retail and wholesale	10,808,374	35.1%	5,386,432	20.5%
Marketing services	100,000	0.3%	—	—
Total revenues, net	$ 30,847,570	100.0%	$ 26,257,522	100.0%

In our hearing enhancement and protection segment, the channel mix shifted substantially toward retail and wholesale during fiscal year 2026, which grew 136.9% to $9,862,759 and rose from 16.8% to 33.4% of segment revenues on expanded orders from big box retail chains. Direct-to-consumer revenues declined 4.3%. The shift to retail and wholesale in this segment accounted for primarily all of the $4,590,048 increase in consolidated net revenues.

In our hair and skin care segment, the channel mix remained predominantly retail and wholesale at approximately 80% in both periods. Revenues declined in both DTC and retail and wholesale channels primarily due to reduced advertising and marketing spend associated with a planned rebranding and relaunch of the Reviv3 brand scheduled for September 2026. In connection with the relaunch, we expect to onboard additional distributors and retailers in selected domestic and international markets during the second quarter of fiscal year 2027, although the timing and volume of any resulting orders remain uncertain.

Because our retail and wholesale channel generates lower gross margins than our DTC channel the increase in this channel’s contribution to consolidated net revenues from approximately 21% for fiscal year 2025 to approximately 35% for fiscal year 2026 was the primary driver of the 170 basis point decline in our consolidated gross profit margin discussed below. We expect that continued growth in the retail and wholesale channel may place additional downward pressure on our consolidated gross margin percentage. However, we believe that the lower sales and marketing, customer acquisition, and certain other operating costs associated with the retail and wholesale channel, as compared to the DTC channel, will help offset the impact of its lower gross margins on overall profitability.

Cost of revenues primarily includes the cost of products, freight-in costs, customs duties, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. For the year ended May 31, 2026, the overall cost of revenues increased by $1,851,869 or 24.3%, as compared to the year ended May 31, 2025. Cost of revenues as a percentage of net revenues for the year ended May 31, 2026 was 30.7% as compared to 29.0% for the year ended May 31, 2025. Cost of revenues as a percentage of sales increased, primarily driven by increased sales to big box retail chains in our hearing enhancement and protection segment, which carry tighter margins than our direct-to-consumer channel. The effect of this mix shift was partially offset by lower net customs duties, including refunds of duties received during the year.

Gross profit increased by $2,738,179 or 14.7% from $18,641,568 in the year ended May 31, 2025 to $21,379,747 for the year ended May 31, 2026. Gross profit as a percentage of sales for the year ended May 31, 2026 was 69.3%, as compared to 71.0% for the year ended May 31, 2025. The decrease in gross profit margin for the year ended May 31, 2026 was primarily driven by lower margins on material orders from big box retail chains, reflecting the growth of our retail and wholesale channel from approximately 21% of consolidated net revenues in fiscal year 2025 to approximately 35% in fiscal year 2026, partially offset by lower product costs and lower net customs duties, including refunds received.

Operating expenses consisted of marketing and selling expenses, compensation and related taxes, research and development, and general and administrative costs. Operating expenses increased by $922,501 or 5.3% from $17,480,203 in the year ended May 31, 2025 to $18,402,704 in the year ended May 31, 2026. Operating expenses as a percentage of net revenues for the year ended May 31, 2026 was 59.7% compared to 66.6% for the year ended May 31, 2025. Included in operating expenses were non-cash stock-based compensation of $785,160 and $1,108,934 in the years ended May 31, 2026 and May 31, 2025, respectively. The primary driver of the increase in operating expenses was a $699,136 increase in sales and marketing expense. Compensation and related taxes also increased year-over-year, reflecting the formalization of executive compensation arrangements during fiscal year 2026. Effective August 2025, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, establishing base salaries of $275,000 and $225,000, respectively. Notably, the Chief Executive Officer did not receive a base salary in the prior fiscal year, and the Chief Financial Officer assumed expanded responsibilities during the year and the increases in annual base salaries represent investments in the leadership infrastructure intended to support the Company's continued growth. Further increases in operating expenses related to an absence of approximately $220,000 accounts payable forgiveness recognized in the prior-year that did not recur. Increases in operating expenses were partially offset by lower professional and consulting fees and other operating efficiencies.

Income from operations for the year ended May 31, 2026, was $2,977,043 compared to income of $1,161,365 for the year ended May 31, 2025. The increase in income from operations of $1,815,678 or 156.3% was primarily driven by material orders from big box retail chain orders, partially offset by increased operating expenses and by a forgiveness of accounts payable of approximately $220,000 in fiscal 2025 that did not recur in the year ended May 31, 2026.

For the year ended May 31, 2026 and 2025, provision for income tax expense was $440,310 and $453,828, respectively.

As a result of the above, we reported a net income of $2,699,349 and $854,988 for the years ended May 31, 2026 and May 31, 2025, respectively.

Adjusted EBITDA increased by $1,609,078 or 66.2% from $2,430,333 for the year ended May 31, 2025 to $4,039,411 for the year ended May 31, 2026. Adjusted EBITDA as a percentage of revenues, net for the years ended May 31, 2026 and May 31, 2025, was 13.1% and 9.3%, respectively. Adjusted EBITDA increased primarily as a result of material orders from big box retail chains, partially offset by increased operating expenses and by a forgiveness of accounts payable of approximately $220,000 in fiscal 2025, that did not recur in the year ended May 31, 2026.

Basic and diluted earnings per share for the year ended May 31, 2026 were approximately $0.40 and $0.33, respectively, compared to $0.13 and $0.10 in the prior year.

Results by Segment

Hearing Enhancement and Protection. Segment net revenues increased 19.5% to $29,558,574 for the fiscal year ended May 31, 2026 from $24,735,101 for the fiscal year ended May 31, 2025, and represented approximately 96% of consolidated net revenues. The increase was driven entirely by the retail and wholesale channel, as set out in the table above. Segment non-cash operating income increased 54.8% to $5,437,771 from $3,511,895, as the incremental retail and wholesale volume was absorbed with only a 5.3% increase in segment sales and marketing expense, partially offset by the lower gross margin earned on wholesale orders. One customer accounted for 24% of segment net sales and 69% of segment accounts receivable at May 31, 2026.

Hair and Skin Care. Segment net revenues decreased 21.9% to $1,188,996 for the fiscal year ended May 31, 2026 from $1,522,421 for the fiscal year ended May 31, 2025, and represented approximately 4% of consolidated net revenues. The decline was broad-based across channels, with retail and wholesale revenues down 22.7% to $945,615 and DTC revenues down 18.8% to $243,381, and reflected reduced advertising and marketing spend associated with a planned rebranding and relaunch of the Reviv3 brand scheduled for September 2026 .   In connection with the relaunch, we expect to onboard additional distributors and retailers in selected domestic and international markets during the second quarter of fiscal 2027, although the timing and volume of any resulting orders remain uncertain.  The segment recorded a segment non-cash operating loss of $47,611, compared with segment non-cash operating income of $157,060 in the prior year, as segment operating expenses of $702,650 exceeded segment gross profit of $655,039. Approximately 45% of segment net sales were to customers outside the United States, principally in Canada and Italy.

Marketing Services. This segment, conducted through our wholly owned subsidiary Sharper Vision Marketing Inc., recorded net revenues of $100,000 and segment non-cash operating income of $91,492 for the fiscal year ended May 31, 2026, representing less than 1% of consolidated net revenues. All revenue presented for this segment was earned from third-party clients. Segment gross margin of 95% reflects the limited direct cost of delivering these services, which consisted of $5,000 of subcontractor costs. Because the segment commenced operations during fiscal year 2026 and served a small number of clients, its results are not necessarily indicative of future performance.

Liquidity and Capital Resources

We are currently engaged in product sales and development and services. Although we earned net income in the fiscal years ended May 31, 2026 and 2025, we have experienced operating losses in prior periods. We expect to continue generating net income and to generate positive cash flow in the fiscal year ending May 31, 2027, although we cannot provide any assurance.

Subsequent to May 31, 2026 and prior to the date of this report, we received approximately $910,000 in cash from CBP representing refunds of duties previously paid under the IEEPA, together with interest. Because these amounts were received after the balance sheet date, they are not reflected in cash and cash equivalents at May 31, 2026 or in cash flows from operating activities for the year then ended, and will be presented within operating activities in the statement of cash flows for the fiscal year ending May 31, 2027. No refund claims remain outstanding as of the date of this report. See Note 15 to the consolidated financial statements.

We plan to manage expenses relative to expected revenue and may reinvest near-term cash to support revenue growth. In recent years, we have generated sufficient cash to support our operations and required debt payments, and we expect this to continue, although we cannot provide any assurance. Management remains focused on expanding product lines and our customer base to drive revenue. However, future cash demands may exceed historical levels. If needed, we may seek additional capital, although there is no assurance that financing will be available on acceptable terms or at all. Subject to these uncertainties, based on our current cash balances and anticipated operating cash flows, we believe we have sufficient capital and liquidity to fund operations and meet working capital needs for at least one year from the issuance date of the accompanying consolidated financial statements.

Cash Flows for the fiscal years ended May 31, 2026 and 2025

The following table provides detailed information about our net cash flows:

	For the Fiscal Year Ended May 31, 2026	For the Fiscal Year Ended May 31, 2025
Cash Flows
Net cash (used in)/provided by operating activities	$(9,635)	$1,928,661
Net cash used in investing activities	(210,349)	(394,298)
Net cash used in financing activities	(87,830)	(18,385)
Net (decrease)/increase in cash and cash equivalents	$(307,814)	$1,515,978

Operating Activities

Net cash used in operating activities for the year ended May 31, 2026, was $9,635, compared to net cash provided by operating activities of $1,928,661 for the year ended May 31, 2025. While the year-over-year comparison reflects a significant swing, the Company believes this change is primarily attributable to the timing of material orders from a big box retail chain that were fulfilled in the final month of the fiscal year ended May 31, 2026. These transactions, while reflective of strong commercial momentum and expanded retail distribution, resulted in elevated accounts receivable and increased inventory restocking activity at year end, both of which had a temporary adverse effect on operating cash flows. Absent this year-end timing impact, operating cash flows would have been materially positive and broadly consistent with the prior year. Subsequent to May 31, 2026, the outstanding receivables associated with these orders have been substantially collected as of the date of this filing, and the Company does not anticipate this timing difference to have any ongoing impact on its liquidity position. The Company believes its current cash position is sufficient to manage material orders from its wholesale and retail segment and does not anticipate this timing difference to have any ongoing impact on its liquidity position. In addition, subsequent to May 31, 2026 the Company received approximately $910,000 of IEEPA duty refunds, including interest, which were not reflected in operating cash flows for the year ended May 31, 2026 and which will be reflected in operating cash flows in the fiscal year ending May 31, 2027.

Investing Activities

Net cash used by investing activities decreased to $210,349 for the fiscal year ended May 31, 2026, from $394,298 for the fiscal year ended May 31, 2025, a decrease of $183,949, primarily due to a reduction in purchases of property and equipment during fiscal year 2026.

Financing Activities

Net cash flows used in financing activities for the year ended May 31, 2026 was $87,830 compared to $18,385 used in financing activities for the year ended May 31, 2025. The increase in cash used in financing activities related primarily to the repayment of our note payable during the year ended May 31, 2026.

As of May 31, 2025, we had a secured Economic Injury Disaster Loan outstanding, administered pursuant to the CARES Act, in the principal amount of $140,229, with a maturity date of May 18, 2050. During the fiscal year ended May 31, 2026, the Company repaid the outstanding balance of the loan in full. As of May 31, 2026, we have no outstanding borrowings.

We are dependent on our product sales and services to fund our operations and may require additional capital in the future, such as pursuant to the sale of additional common stock, preferred stock, debt securities or entering into credit agreements or other borrowing arrangements with institutions or private individuals, to maintain operations, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees. We have no present plan or commitment to obtain additional financing, and we anticipate that our existing cash and cash equivalents and cash expected to be provided by operations will be sufficient to meet our working capital requirements for at least the next twelve months. However, if the need arises for additional cash, there can be no assurance that we will be able to raise the capital we need for our operations on favorable terms, or at all. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Material Cash Requirements

Our material cash requirements as of May 31, 2026 consisted principally of the following. Operating lease obligations: undiscounted future lease payments under our Beverly Hills office lease and our American Fork, Utah sublease totaled $583,707, of which $257,647 is payable in fiscal year 2027 (see Note 10 – Commitments and Contingencies to our consolidated financial statements in this report). Inventory purchase commitments: we place purchase orders with a concentrated group of third-party manufacturers, and as of May 31, 2026 we had outstanding, non-cancellable inventory purchase commitments of approximately $1,080,000, substantially all of which are expected to be settled within twelve months. Accrued executive compensation: accrued but unpaid annual performance bonuses of $156,713 for our named executive officers are included in other current liabilities at May 31, 2026 and are expected to be paid during fiscal year 2027. Income taxes: our income tax liability of $688,150 at May 31, 2026 is expected to be settled within twelve months. We expect to fund these requirements from existing cash and cash equivalents, from the collection of accounts receivable and from cash generated by operations. As of August 14, 2026, we had approximately $7,420,000 in cash and cash equivalents.

Related Party Advances

Intrepid Global Advisors, Inc. (“Intrepid”), of which our Chief Executive Officer and Chairman is the managing director, has from time to time provided short-term advances to the Company for working capital purposes. During the fiscal year ended May 31, 2026, advances from Intrepid totaled $5,939,172 and repayments to Intrepid totaled $5,886,773, and at May 31, 2026 the Company had a payable to Intrepid of $52,177. During the fiscal year ended May 31, 2025, advances totaled $6,950,210 and repayments totaled $6,962,230. These advances are not evidenced by a written agreement, are uncommitted, are non-interest bearing and are repayable on demand. Although these advances have not resulted in a material outstanding obligation at either balance sheet date, we rely on this uncommitted arrangement to manage intra-period working capital timing, and its discontinuation could require us to seek alternative sources of short-term liquidity on less favorable terms or to alter the timing of inventory purchases. See Note 11 – Related Party Transactions to our consolidated financial statements in this report and Item 13 of this report.

Off-Balance Sheet Arrangements

As of May 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Executive Officer, and Chief Financial Officer (“CFO”) and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on this evaluation of disclosure controls and procedures as of May 31, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of May 31, 2026 using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on the assessment, our management has concluded that as of May 31, 2026, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended May 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended May 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2026 Annual Meeting of Stockholders

The Company’s 2026 Annual Meeting of Stockholders is scheduled to be held on December 16, 2026. Stockholders of record as of October 21, 2026 will be entitled to receive notice of, and vote at, the 2026 Annual Meeting of Stockholders.

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

The names, ages and positions of our present directors and executive officers as of August 14, 2026 are set forth below:

NAME	AGE	DIRECTOR CLASS	POSITION
Jeff Toghraie	59	Class III director, with a term expiring at the 2027 annual meeting of stockholders	Chief Executive Officer and Chairman of the Board

Jeff Brown	44	Class III director, with a term expiring at the 2027 annual meeting of stockholders	Chief Financial Officer, Chief Operating Officer, and Director

Manu Ohri	70	Class II director, with a term expiring at the 2028 annual meeting of stockholders	Director

Thomas Penna	64	Class II director, with a term expiring at the 2028 annual meeting of stockholders	Director

Nancy Hundt	58	Class I director, with a term expiring at the 2026 annual meeting of stockholders	Director

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

Jeff Brown – Chief Financial Officer, Chief Operating Officer, and Director

Jeff Brown has served as our Chief Operating Officer since March 2017, as our Chief Financial Officer since May 2024, and as a member of our Board since February 2024. Mr. Brown also serves as the co-owner, Chairman of the board of directors and Chief Financial Officer of BZ Capital Strategies, which provides consulting services and serves as an investment vehicle. Previously, from July 2016 to March 2017, Mr. Brown held consulting positions at Polar Solar Inc., a company responsible for making commercial solar panels available to the residential market, and Mind Fitness Lab, a technology company that developed and distributed mobile applications for mental health professionals. From June 2012 until July 2015, he was the President of RNA Pro, a company that distributed agricultural supplements. He holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in political science from University of California, Irvine.

Mr. Brown brings over 15 years of operational experience in our industry. His experience, deep industry knowledge, and comprehensive understanding of the execution and operational needs of a fast-growing business allow him to provide targeted and forward-thinking insight to our Board.

Thomas Penna – Director

Thomas Penna, has been a member of our Board since January 2026. Mr. Penna serves as the Chair of our Nominating and Corporate Governance Committee. Mr. Penna is a senior business operator and entrepreneur with extensive experience leading service, beauty, staffing, and multi-location businesses. Mr. Penna currently serves as Chief Executive Officer and Managing Partner of LATT Holdings, a holding company managing investment interests following the sale of operating beauty businesses, a position he has held since September 2018. Concurrently, from January 2022 to June 2026, Mr. Penna served as Head of Operations for Ace High Casino Rentals, where he managed high-volume operational requirements, client relations, and workforce coordination. Previously, from March 2014 to November 2018, Mr. Penna served as Chief Executive Officer of Penko Beauty, a beauty-industry enterprise, where he led executive management, business strategy, and commercial relationships. Prior to that, Mr. Penna was a Partner at Salon Gallery and Suites from February 2014 to September 2018, overseeing growth and operations until its successful sale. From November 1996 to September 2018, Mr. Penna served as Chief Executive Officer of Salon Gallery Full Service Hair Salon, where he built and managed teams in a service-intensive environment. Mr Penna previously served on the Tustin Police Department Advisory Board from 2015 to 2016.

Mr. Penna’s extensive experience in the hair care and salon industries and deep knowledge of our industry make him well qualified to serve on our Board.

Manu Ohri – Director

Manu Ohri has served as a member of our Board of Directors since February 2024. He currently serves as chief financial officer of ToughBuilt Industries, Inc., a company that designs and distributes tools and accessories for the home improvement and construction industries, a position he has held since July 2024. Mr. Ohri previously served as chief financial officer and a member of the Board of Directors of ToughBuilt Industries, Inc. from January 2017 through June 2019. Prior to that, from December 2015 through December 2016, he served as an independent business advisor and consultant to the company. From February 2022 through June 2024, Mr. Ohri served as chief financial officer of GT Biopharma, Inc., a clinical-stage biopharmaceutical company.

From January 2010 through December 2016, Mr. Ohri served as a management consultant with Anarjay Concepts, Inc., providing management consulting and business advisory services to privately held and publicly traded companies. Earlier in his career, he gained more than seven years of professional experience with Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Mr. Ohri is a Certified Public Accountant and a Chartered Global Management Accountant. He holds a Master of Business Administration degree from the University of Detroit and a Bachelor of Commerce Honors degree from the University of Delhi. He previously served as an independent director of Shengda Network Technology, Inc.

Mr. Ohri brings more than 35 years of experience in corporate finance, accounting and financial reporting, corporate governance, investor relations, mergers and acquisitions, strategic planning, and business advisory services. His experience includes working extensively with boards of directors and financial institutions and advising companies regarding U.S. and international financial accounting and reporting standards. He also has significant experience in team building, project management, and strategic business development.

Mr. Ohri's extensive financial, accounting, governance, and executive management experience, together with his broad exposure to multiple industries and both public and private companies, provides the Board with valuable financial expertise, strategic perspective, and diverse industry knowledge.

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

The following table provides current committee membership for each of the committees of the Board as of August 14, 2026:

Name(1)	Audit	Compensation	Nominating and CorporateGovernance
Jeff Toghraie
Jeff Brown
Thomas Penna	X	X	X*
Nancy Hundt	X	X*	X
Manu Ohri+	X*	X	X

* Committee chairperson.

+ Audit committee financial expert.

(1)	On January 15, 2026, Peter Dunne resigned from the Board, including from all committee positions. In addition, on January 15, 2026, Thomas Penna was appointed to the Board and to serve as a member of the Audit Committee and Compensation Committee and as chair of the Nominating and Corporate Governance Committee.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, employees, and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The full text of our Code of Business Conduct and Ethics is posted on the Investors section of our website at www.goaxil.com. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or, for any amendments, the Audit Committee or the Nominating and Corporate Governance Committee of the Board, and will be disclosed on our website. The rules of the NYSE American require any waiver of the Code of Business Conduct and Ethics for executive officers or directors be approved by the Board. In addition, any such amendment or waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations, including the rules of the NYSE American, which currently require a Form 8-K to be filed disclosing any waiver of the Code of Business Conduct and Ethics for directors and officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based on solely a review of these reports filed with the SEC, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended May 31, 2026 and through the date of this annual report, except for a Form 4 filed by Manu Ohri on March 4, 2026, reporting the annual grant of restricted stock pursuant to the Company’s non-employee director compensation program on January 15, 2026.

Insider Trading Policy

The Company’s Insider Trading Policy provides guidelines to officers, directors, employees and agents of the Company with respect to transactions in the Company’s securities. The Company has adopted the Insider Trading Policy and the procedures set forth therein to help prevent insider trading and to assist the Company’s officers, directors, employees and agents in complying with their obligations under the federal securities laws. The Insider Trading Policy applies to all transactions in the Company’s securities, as well as transactions in securities about a company with which the Company does business, such as the Company’s vendors, customers, suppliers and distributors, in which the Company has significant investments, or that is involved in a potential transaction or business relationship with Company. Under the Insider Trading Policy, the Company’s directors, officers and employees are prohibited from engaging in any short sale transactions; investing in Company-based derivative securities, including options, warrants, and similar rights whose value is derived from the value of any of our equity securities, including, without limitation, trading in Company-based put or call option contracts; engaging in hedging or monetization transactions with respect to the Company’s securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and, unless prior written approval has been granted by the Chief Executive Officer, holding our securities in a margin account or otherwise pledging our securities as collateral. For additional information, see the Insider Trading Policy, which is included in the exhibit index to this Form 10-K and posted on the investor relations section of our website at www.goaxil.com.

It is also the policy of the Company that the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended May 31, 2026, and 2025, to our named executive officers (each, an “NEO”), who, for the fiscal year ended May 31, 2026, were Jeff Toghraie, our Chief Executive Officer and Chairman (Principal Executive Officer), and Jeff Brown, our Chief Operating Officer and Chief Financial Officer and Director.

Summary Compensation Table

Name and Principal Position	Year	Salary($) (1)	Bonus($)		StockAwards ($)	OptionAwards ($) (3)		Non-EquityIncentive Plan Compensation ($)	NonqualifiedDeferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeff Toghraie Chief Executive Officer and Chairman	2026	206,250	86,192	(2)	—	—		—	—	291,100	(5)	583,542
	2025	—	—		—	1,403,500	(4)	—	—	227,100	(5)	1,630,600
Jeff Brown Chief Operating Officer, Chief Financial Officer and Director	2026	204,750	70,521	(2)	—	—		—	—	265,000	(6)	540,271
	2025	144,000	—		—	1,002,500	(4)	—	—	120,000	(6)	1,266,500

(1)	Represents base salary earned during the applicable fiscal year. Neither of the NEOs elected to receive any portion of his base salary in shares of the Company’s common stock.
(2)

Represents annual performance bonuses earned for the fiscal year ended May 31, 2026 and paid in July 2026. The bonuses had not been paid as of May 31, 2026. Under their respective Agreements (as defined below), each NEO is eligible for an annual bonus with a target bonus opportunity of not less than 40% of base salary. The actual bonus amounts are determined by the Board based on performance and other factors. Neither of the NEOs elected to receive any portion of his annual bonus in shares of the Company’s common stock.

(3)

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

(4)

On October 8, 2024, the Compensation Committee of the Board approved the grant of 350,000 options to purchase the Company’s common stock to Mr. Toghraie and 250,000 options to purchase the Company’s common stock to Mr. Brown. The options were granted effective October 14, 2024 and have an exercise price of $4.01 per share, a term of 10 years from the grant date, and vest and become exercisable in 48 equal monthly installments over the four-year period beginning October 31, 2024, subject to the executive’s continued service with the Company.

(5)	Consists of consulting fees paid by the Company to Intrepid Global Advisors, Inc., of which Mr. Toghraie is the managing director.
(6)	Consists of consulting fees paid by the Company to BZ Capital Strategies, of which Mr. Brown is the co-owner, Chairman and Chief Financial Officer.

On August 18, 2025, the Company entered into employment agreements (each, an “Agreement” and, collectively, the “Agreements”) with each of Jeff Toghraie, the Company’s Chief Executive Officer and Chairman, and Jeff Brown, the Company’s Chief Financial Officer, Chief Operating Officer and Director in order to memorialize the terms and conditions of each NEO’s continued employment in his respective position. Each Agreement will remain in effect until the NEO’s employment terminates for any reason in accordance with the terms of the Agreement.

At the time that the Agreements were entered into, the Compensation Committee approved an annual base salary for Mr. Toghraie of $275,000, and Mr. Brown’s annual base salary was adjusted to $225,000. Each NEO is eligible for an annual bonus with a target bonus opportunity of not less than 40% of his respective base salary. Each NEO may elect to receive his salary and/or the annual bonus in shares of the Company’s common stock. Each NEO is eligible to participate in long-term incentive programs of the Company, as may be made available at the discretion of the Board. Additionally, each NEO is eligible for paid vacation in accordance with the Company’s policy and is entitled to participate in the employee benefit plans offered by the Company to its senior executives. In the event of a Change of Control (as defined in the Agreements), Mr. Toghraie and Mr. Brown will receive 500,000 and 175,000 fully vested shares of the Company’s common stock (subject to adjustment), respectively. In the event the Company terminates the NEO’s employment without Cause (as defined in the Agreement) or if the NEO resigns for Good Reason (as defined in the Agreement), the NEO will receive accrued compensation and a severance payment equal to a multiple (three times, for Mr. Toghraie, or two times, for Mr. Brown) of the sum of his base salary plus the greater of the average annual bonus paid for the prior three fiscal years or his target annual bonus, subject to a release of claims. Upon termination for Cause, resignation without Good Reason, death, or Disability (as defined in the Agreements), the NEO will receive only his accrued compensation. The Agreements also contain customary provisions regarding confidentiality and assignment of work product, as well as provisions relating to indemnification and D&O insurance coverage.

Prior to August 18, 2025, Jeff Toghraie, the Company’s Chief Executive Officer and Chairman, and Jeff Brown, the Company’s Chief Financial Officer and Chief Operating Officer and a director, did not have formal employment agreements with the Company in place. Mr. Toghraie was entitled to an annual performance bonus, health benefits and equity awards at the discretion of the Board. Mr. Brown received a base salary of $144,000 per year and was entitled to annual performance bonus, paid vacation, optional health benefits and equity awards at the discretion of the Board.

As of May 31, 2026, the Company maintained the Agreements described above, which provide for severance and Change of Control compensation for each NEO as described above. In addition, under the Amended and Restated 2022 Equity Incentive Plan (as amended and restated, the “Plan”), upon the occurrence of a change of control (as defined in the Plan), unless otherwise provided in an award agreement: (i) all outstanding stock options will become immediately exercisable in full; (ii) all outstanding performance shares will vest in full as if the applicable performance conditions were achieved in full, subject to certain adjustments, and will be paid out as soon as practicable; and (iii) all restricted stock will immediately vest in full. Subject to the Plan’s terms, the Compensation Committee or the Board has full power and authority to determine whether, to what extent and under what circumstances any outstanding award will be terminated, canceled, forfeited or suspended. Awards to that are subject to any restriction or have not been earned or exercised in full by the recipient will be terminated and canceled if such recipient is terminated for cause.

As of May 31, 2026, we did not have any retirement, pension, or profit sharing plans for the benefit of our executive officers and directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the NEOs as of May 31, 2026:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Jeff Toghraie	5/10/2022	155,000	—		1.80	4/20/2032
	10/14/2024	145,833	204,167	(1)	4.01	10/31/2034
Jeff Brown	5/10/2022	110,000	—		1.80	4/20/2032
	10/14/2024	104,167	145,833	(1)	4.01	10/31/2034

(1)	These options vest and become exercisable in 48 equal monthly installments beginning on October 31, 2024.

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

Clawback Policy

Our Board has adopted a Clawback Policy to comply with SEC and NYSE American rules for the clawback of certain executive compensation in the event that we are required to prepare a restatement of our financial statements due to material noncompliance with any financial reporting requirement under the securities laws. In the event of such a restatement, the Clawback Policy provides that the Board or, if so designated by the Board, the Compensation Committee, will require reimbursement or forfeiture of the amount (if any) of incentive compensation received by the executive officer that exceeds the amount of incentive compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid, deemed to have been received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement. Covered executive officers include both current and former executive officers, and incentive compensation includes any compensation that is granted, earned, or vested based (in whole or in part) on the attainment of one or more financial reporting measures. Financial reporting measures are those that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures. The Clawback Policy is effective with respect to covered incentive compensation awarded, granted to or received by a covered executive officer on or after February 14, 2024 and any incentive compensation that was outstanding as of such date.

Director Compensation

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended May 31, 2026, which consisted of the value of restricted stock awards of 5,000 shares of the Company’s common stock granted to our non-employee directors during that fiscal year. We did not pay any other compensation to our non-employee directors during the fiscal year ended May 31, 2026. Mr. Toghraie and Mr. Brown do not receive any separate compensation for their services as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Thomas Penna	—	39,850	—	39,850
Nancy Hundt	—	39,850	—	39,850
Manu Ohri	—	39,850	—	39,850
Peter Dunne(1)	—	—	—	—

(1)	Peter Dunne resigned from the Board effective January 15, 2026.
(2)

Reflects the grant date fair value of 5,000 shares of restricted common stock granted to each of our non-employee directors on January 15, 2026, which vest on January 15, 2027, except as otherwise provided in the applicable award notice. The value of stock awards in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions used to determine the valuation of the awards are discussed in Note 9—Stockholders’ Equity to our consolidated financial statements included herein. As of May 31, 2026, each of the non-employee directors serving on that date held a total of 5,000 unvested shares of the Company’s restricted common stock. Mr. Dunne did not receive any shares of restricted common stock on January 15, 2026 and did not hold any unvested shares of restricted common stock on May 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of August 14, 2026, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, our named executive officers, and our directors and current executive officers as a group. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of August 14, 2026 and to outstanding shares of convertible preferred stock are deemed to be outstanding for computing the percentage ownership of the person holding these options or shares of preferred stock and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. The number of shares held and percentage included in the table does not take into account the beneficial ownership limitations included in the Series A Preferred Stock.

We have based our calculation of the percentage of beneficial ownership on 6,822,681 shares of our common stock outstanding on August 14, 2026.

Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Axil Brands, Inc., 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Jeff Toghraie, Chief Executive Officer and Chairman(1)	3,624,538	45.7%
Don Frank Nathaniel Vasquez(2)	1,276,251	18.7%
Jeff Brown, Chief Financial Officer, Chief Operating Officer and Director(3)	410,143	5.8%

Named Executive Officers and Directors (not otherwise included above):
Thomas Penna, Director(4)	23,000	*
Nancy Hundt, Director(4)	17,273	*
Manu Ohri, Director(6)	25,001	*
		*
All Current Executive Officers and Directors as a Group (5 persons)(7)	4,099,955	50.1%

* Represents beneficial ownership of less than 1% of the outstanding common stock.

(1)

Based on a Schedule 13D/A filed with the SEC on April 2, 2025 by Jeff Toghraie, Intrepid Global Advisors, Inc. (“Intrepid”), of which Mr. Toghraie is the managing director, and Don Frank Nathaniel Vasquez, and a Form 4 filed by Mr. Toghraie with the SEC on October 15, 2024. Mr. Toghraie may be deemed to beneficially own, in the aggregate, 3,624,538 shares of common stock, consisting of 1,246,700 shares of common stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared voting and dispositive power; 1,275,000 shares of common stock held directly by Don Frank Nathaniel Vasquez, over which Mr. Toghraie and Intrepid have shared voting power with Mr. Vasquez, pursuant to a Voting Agreement and Irrevocable Proxy between Mr. Vasquez and Intrepid, pursuant to which Intrepid is authorized to vote and exercise all voting rights with respect to such shares; 330,000 shares of common stock issuable upon the exercise of options held by Mr. Toghraie that are exercisable within 60 days of August 14, 2026; and 772,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock held directly by Intrepid, over which Mr. Toghraie and Intrepid have shared dispositive power. The terms of the Voting Agreement and Irrevocable Proxy will expire on the earlier of: (i) October 17, 2026, (ii) such date and time designated by Intrepid in a written notice to Mr. Vasquez or (iii) the written agreement of Intrepid and Mr. Vasquez to terminate such agreement. The Series A Preferred Stock is convertible into shares of common stock on a twenty-for-one basis, at the option of the holder at any time; provided, that the holder may not convert that number of shares of Series A Preferred Stock which would cause the holder to become the beneficial owner of more than 5% of the Company’s common stock, as determined in accordance with Sections 13(d) and (g) of the Exchange Act and the rules and regulations thereunder. The principal business office of Intrepid is located at 325 N. Maple Drive, #5114, Beverly Hills, California 90210.

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

(3)

Based on a Schedule 13D/A filed with the SEC on November 3, 2025 by Jeff Brown and BZ Capital Strategies, of which Mr. Brown is the co-owner, Chairman and Chief Financial Officer, and a Form 4 filed by Mr. Brown with the SEC on November 3, 2025, Mr. Brown may be deemed to beneficially own, in the aggregate, 410,143 shares of common stock consisting of: (i) 15,143 shares of common stock held directly by Mr. Brown; (ii) 235,000 shares of common stock issuable upon the exercise of options held by Mr. Brown that are exercisable within 60 days of August 14, 2026; (iii) 145,000 shares of common stock held directly by BZ Capital Strategies; and (iv) 15,000 shares of common stock that may be acquired upon conversion of Series A Preferred Stock held directly by BZ Capital Strategies. The principal business address of BZ Capital Strategies is 200 N. Swall Drive, Unit 513, Beverly Hills, California 90211.

(4)	Includes 5,000 shares of unvested restricted stock, which will vest on January 15, 2027.

(6)	Includes 5,000 shares of unvested restricted stock, which will vest on January 15, 2027, and 10,000 shares held by Anarjay Concepts Inc., of which Mr. Ohri is the principal.

(7)

Includes 15,000 shares of unvested restricted common stock, options to purchase 565,000 shares of common stock that are exercisable within 60 days of August 14, 2026, and 787,838 shares of common stock that may be acquired upon the conversion of Series A Preferred Stock. This group includes all current directors and executive officers as of August 14, 2026.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of May 31, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders(1)	907,750	$3.49	1,097,421
Equity compensation plans not approved by security holders	-	$-	-
Total	907,750	$3.49	1,097,421

(1)

Represents shares of common stock to be issued upon exercise of outstanding options to purchase common stock granted pursuant to the Plan as of May 31, 2026. The Plan provides for an annual increase on April 1 of each calendar year, beginning in 2022 and ending in 2031, subject to the approval of the Plan administrator on or prior to such date. Such increase may be equal to the lesser of (i) 4% of the total number of shares of the Company’s common stock outstanding on May 31 of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Plan’s administrator. The number of shares authorized for issuance under the Plan will not change unless the Plan’s administrator affirmatively approves an increase in the number of shares authorized for issuance prior to April 1 of the applicable year. All shares available for future issuance are under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We are subject to the corporate governance requirements of the NYSE American and apply the rules of the SEC and the NYSE American to evaluate the independence of our directors. The Board has determined that, of the five Board members, each of Mr. Penna, Ms. Hundt, and Mr. Ohri qualifies as independent under the NYSE American listing standards. Peter Dunne, who served on the Board during fiscal year 2026 also satisfied the independence criteria in the applicable NYSE American listing standards. Accordingly, our Board is currently, and was during fiscal year 2026, comprised of a majority of directors who qualify as independent directors under the rules adopted by the SEC and NYSE American, and all Board committee members are currently, and were during fiscal year 2026, independent for the purposes of the committees on which they serve or served. In making such independence determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence.

Related Party Transactions

The following is a description of transactions or series of transactions since June 1, 2024, to which we were or will be a party, in which:

·	the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years; and

·

in which any of our executive officers, directors, director nominees or holders of 5% or more of any class of our voting capital stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect material interest.

The Company reviews and approves all related party transactions.

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors, Inc. (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year. The Company recorded and paid $291,100 and $227,100 in consulting fees for the years ended May 31, 2026 and 2025, respectively. At May 31, 2026, the Company had a payable to Intrepid of $52,177 and as of May 31, 2025 an amount receivable from Intrepid of $222 relating to an overpayment. During the year ended May 31, 2026, advances from Intrepid were $5,939,172 and repayments to Intrepid were $5,886,773. During the year ended May 31, 2025, advances from Intrepid were $6,950,210 and repayments to Intrepid were $6,962,230. Advances made from Intrepid are short-term in nature, non-interest bearing and relate to credit utilization by the Company, primarily in connection with the Company’s marketing and advertising campaigns.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer of, and has a controlling interest in, BZ Capital Strategies. The Company recorded consulting fees to BZ Capital Strategies totaling $265,000 and $120,000 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, the Company had a payable to BZ Capital Strategies of $100,000 and $0, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to the Audit Committee Charter, the Audit Committee is required to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). For fiscal years 2026 and 2025, all services performed by our independent auditors were pre-approved by the Audit Committee.

Fees

The following table sets forth the fees paid to Salberg & Company, P.A., for the fiscal years ended May 31, 2026 and 2025:

	Fiscal Year Ended May 31, 2026	Fiscal Year Ended May 31, 2025
Audit fees (1)	$137,200	$132,800
Audit related fees (2)	—	2,500
Tax fees	—	—
All other fees	—	—
Total	$137,200	$135,300

(1)	These fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)	These fees relate to audit related consulting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

AXIL Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXIL Brands, Inc. and subsidiaries (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

August 18, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2026	May 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,462,040	$4,769,854
Accounts receivable, net	4,748,966	1,003,945
Inventory, net	4,419,628	2,533,658
Due from related party	—	222
Prepaid expenses and other current assets	712,214	947,969

Total Current Assets	14,342,848	9,255,648

OTHER ASSETS:
Property and equipment, net	389,733	412,261
Intangible assets, net	389,747	403,591
Right of use assets	360,512	579,121
Deferred tax asset	301,460	46,239
Other assets	20,720	20,720
Goodwill	2,152,215	2,152,215

Total Other Assets	3,614,387	3,614,147

TOTAL ASSETS	$17,957,235	$12,869,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,989,048	$866,573
Contract liabilities, current	389,333	707,207
Note payable, current	—	3,574
Due to related party	152,177	—
Lease liabilities, current	195,563	212,543
Income tax liability	688,150	310,369
Other current liabilities	1,088,262	362,558

Total Current Liabilities	4,502,533	2,462,824

LONG TERM LIABILITIES:
Lease liabilities	209,105	404,669
Note payable	—	136,655
Contract liabilities	101,380	205,939
Total Long Term Liabilities	310,485	747,263

Total Liabilities	4,813,018	3,210,087

Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 28,000,000 shares authorized; 24,873,500 and 27,773,500 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively	2,487	2,777
Common stock, $0.0001 par value: 15,000,000 shares authorized; 6,822,681 and 6,657,717 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively	682	666
Additional paid-in capital	9,720,981	8,935,547
Retained Earnings	3,420,067	720,718

Total Stockholders' Equity	13,144,217	9,659,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,957,235	$12,869,795

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2026 AND 2025

	2026	2025

Revenues, net	$30,847,570	$26,257,522

Cost of revenues	9,467,823	7,615,954

Gross profit	21,379,747	18,641,568

OPERATING EXPENSES:
Sales and marketing	12,159,478	11,460,342
Compensation and related taxes	2,119,368	1,956,084
Research and development	7,000	—
General and administrative	4,116,858	4,063,777

Total Operating Expenses	18,402,704	17,480,203

INCOME FROM OPERATIONS	2,977,043	1,161,365

OTHER INCOME (EXPENSE):
Other income	30,485	11,536
Interest income	134,718	139,813
Interest expense and other finance charges	(2,587)	(3,898)
Other income, net	162,616	147,451

INCOME BEFORE PROVISION FOR INCOME TAXES	3,139,659	1,308,816

Provision for income taxes	440,310	453,828

NET INCOME	$2,699,349	$854,988

NET INCOME PER COMMON SHARE:
Basic	$0.40	$0.13
Diluted	$0.33	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,745,387	6,440,476
Diluted	8,256,118	8,217,083

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MAY 31, 2026 AND 2025

For the year ended May 31, 2026
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

Stock option expense	—	—	—	—	669,262	—	669,262

Stock-based compensation	—	—	19,964	1	115,897	—	115,898

Preferred shares converted to common stock	(2,900,000)	(290)	145,000	15	275	—	—

Net income for the year ended May 31, 2026	—	—	—	—	—	2,699,349	2,699,349

Balance, May 31, 2026	24,873,500	$2,487	6,822,681	$682	$9,720,981	$3,420,067	$13,144,217

For the year ended May 31, 2025
			Common Stock		Additional	Retained Earnings/	Total
	Preferred Stock		Issued/Issuable		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, May 31, 2024	42,251,750	$4,225	5,908,939	$591	$7,825,240	$(134,270)	$7,695,786

Stock option expense	—	—	—	—	624,559	—	624,559

Stock-based compensation	—	—	24,865	3	484,372	—	484,375

Preferred shares converted to common stock	(14,478,250)	(1,448)	723,913	72	1,376	—	—

Net income for the year ended May 31, 2025	—	—	—	—	—	854,988	854,988

Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$9,659,708

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2026 AND 2025

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,699,349	$854,988
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	246,723	148,498
Provision/(Recovery) for credit losses	79,541	(4,519)
Reversal of inventory obsolescence	—	(46,895)
Stock-based compensation and stock option expense	785,160	1,108,934
Gain on forgiveness of account payable	—	(218,699)
Deferred income taxes	(255,221)	187,922
Change in operating assets and liabilities:
Accounts receivable	(3,824,562)	(489,591)
Inventory	(1,885,970)	907,260
Prepaid expenses and other current assets	235,755	(142,668)
Accounts payable	1,122,472	117,677
Other current liabilities	1,209,551	(71,699)
Contract liabilities	(422,433)	(422,547)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(9,635)	1,928,661

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangibles	(130,964)	(180,815)
Purchases of property and equipment	(79,385)	(213,483)

NET CASH USED IN INVESTING ACTIVITIES	(210,349)	(394,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(140,229)	(6,365)
Advances from a related party	5,939,172	6,950,210
Repayments from a related party	(5,886,773)	(6,962,230)

NET CASH USED IN FINANCING ACTIVITIES	(87,830)	(18,385)

NET (DECREASE)/INCREASE IN CASH	(307,814)	1,515,978

CASH AND CASH EQUIVALENTS - Beginning of year	4,769,854	3,253,876

CASH AND CASH EQUIVALENTS - End of year	$4,462,040	$4,769,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,757	$3,736
Income taxes	$317,752	$137,273

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right of use assets recognized as lease liability	$—	$767,269

See accompanying notes to these consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026 AND 2025

Note 1 – Organization

AXIL Brands, Inc. (together with its subsidiaries, the “Company,” “we,” “us” or “our”) is a Delaware corporation headquartered at 9150 Wilshire Boulevard, Suite 245, Beverly Hills, California 90212. The Company is engaged in the manufacturing, marketing, sale, and distribution of high tech hearing and audio enhancement and protection products, professional quality hair and skin care products, and the delivery of marketing services. These offerings are sold or provided throughout the United States, Canada, Europe and Asia.

The Company changed its name from Reviv3 Procare Company to AXIL Brands, Inc. effective February 14, 2024 and concurrently uplisted to the NYSE American stock exchange. The Company operates through its subsidiaries, including AXIL Distribution Company (formerly Reviv3 Acquisition Corporation) and Sharper Vision Marketing Inc., which was incorporated on May 5, 2025.

In February 2026, the Company formed Reviv3 ProCare Company, a wholly owned Delaware subsidiary, to support the strategic development of its Reviv3 hair and skin care business.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the fiscal years ended May 31, 2026 and 2025 have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Estimates made by management include, but are not limited to, the allowance for credit losses, inventory valuations and classifications, the useful life of property and equipment, the valuation of deferred tax assets, the value of stock based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, and the fair value of non-cash common stock issuances.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported consolidated assets, stockholders’ equity, net income or net cash flows. The Company reclassified $67,412 from customer deposits and $50,148 from current contract liabilities to other current liabilities to improve the presentation of its current liabilities. Customer deposits were reclassified to other current liabilities, and amounts related to customer refund obligations were reclassified from contract liabilities, current, as such amounts represent obligations to refund customers rather than obligations to transfer goods or services. In addition, $193,600 was reclassified from sales and marketing expenses to compensation and related taxes relating to stock based compensation expense, $915,334 was reclassified from professional and consulting expenses to compensation and related taxes relating to stock based compensation expense, and $2,360,397 was reclassified from professional and consulting expenses to general and administrative expenses relating to other professional and consulting expenses. These reclassifications had no impact on total operating expenses or income from operations for the year ended May 31, 2025.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 12 - Concentrations).

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts receivable and allowance for credit losses

Accounts receivable are comprised of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for credit losses based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to provision for credit losses and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory, operational and corporate expenditure, and prepayments for trade shows and marketing events which will be utilized within a year, and prepayments on credit cards and other current assets relating to the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory were $145,315 and $643,131 as of May 31, 2026 and May 31, 2025, respectively.

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

Property and Equipment, net

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

Product warranty

The Company provides a standard limited warranty, on its hearing enhancement and hearing protection products. This warranty is considered an assurance-type warranty and is not accounted for as a separate performance obligation. The Company records the costs of repairs and replacements related to these warranties as incurred within cost of revenues. Based on historical experience, warranty claims have not been material, and accordingly, no warranty liability has been recorded as of May 31, 2026 and May 31, 2025.

The Company also offers a two-year or three-year limited warranty on its hearing enhancement and hearing protection products, which are sold separately. These extended warranties are considered distinct performance obligations, and the associated revenue is deferred and recognized on a straight-line basis over the warranty period.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

Revenue recognized over time, consisting of marketing services and extended warranties, was approximately $801,309 and $879,256 for the years ended May 31, 2026 and 2025, respectively. All remaining revenue recognized for the years ended May 31, 2026 and 2025, was recognized at a point in time.

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

The following table presents the activity in the Company’s contract liabilities for the years ended May 31, 2026 and 2025. Revenue recognized during the year includes amounts that were included in the contract liability balance at the beginning of the year.

	Customer Deposits	Deferred Warranty Revenue	Gift Cards	Total
Balance, May 31, 2024	$154,672	$1,251,710	$3,930	$1,410,312
Cash received in advance	67,412	469,317	1,125	537,854
Revenue recognized	(154,672)	(879,256)	(1,092)	(1,035,020)
Balance, May 31, 2025	$67,412	$841,771	$3,963	$913,146
Cash received in advance	59,027	284,236	4,236	347,499
Revenue recognized	(67,412)	(701,309)	(1,211)	(769,932)
Balance, May 31, 2026	$59,027	$424,698	$6,988	$490,713

The following table summarizes the expected recognition of contract liabilities as of May 31, 2026:

Amount
2027	$389,333
2028	96,880
2029	4,500
Total	$490,713

Cost of Revenues

The components of cost of revenues include the cost of the product and service fees, shipping fees, customs duties, and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in marketing and selling expenses as incurred. Shipping costs included in marketing and selling expense were $971,368 and $994,743 for the fiscal years ended May 31, 2026 and 2025, respectively.

Marketing, selling and advertising

Sales, marketing and advertising costs are expensed as incurred. Advertising expense totaled $7,159,191 and $7,508,206 for the fiscal years ended May 31, 2026 and 2025, respectively, and is included in sales and marketing expenses in the accompanying consolidated statements of operations. Other sales and marketing expenses primarily included sales commissions, and other costs associated with the Company's sales and marketing activities.

Compensation and related taxes

Compensation and related taxes consist primarily of salaries, wages, bonuses, payroll taxes, stock-based compensation and other employee-related costs.

General and administrative

General and administrative expenses consist primarily of public company related costs, professional fees, insurance, rent and other corporate overhead costs.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the fiscal years ended May 31, 2026 and 2025.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

For non-employee stock option based awards, the Company follows ASU 2018-07, which substantially aligns share-based compensation for employees and non-employees.

Net income per share of common stock

Basic net income per share is computed by dividing the net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.

Dilutive common stock equivalent shares consist of stock options and restricted stock awards, which are computed under the treasury stock method using the average market price during the period, and Series A Convertible Preferred Stock, which is computed under the if-converted method as if converted at the beginning of the period.

The following table sets forth the computations of basic and diluted net income per common share:

	For the Year Ended
	May 31,	May 31,
	2026	2025

Net income	$2,699,349	$854,988

Weighted average basic shares	6,745,387	6,440,476
Dilutive securities:
Convertible preferred stock	1,289,760	1,585,149
Stock options	210,953	180,430
Restricted stock awards	10,018	11,028
Weighted average dilutive shares	8,256,118	8,217,083

Earnings per share:
Basic	$0.40	$0.13
Diluted	$0.33	$0.10

Lease Accounting

The Company accounts for leases in accordance with ASC 842, Leases, which requires recognition of right-of-use (“ROU”) assets and lease liabilities for substantially all leases, including those previously classified as operating leases.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual income tax disclosures, including more detailed information about the effective tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and must be applied on a prospective basis with the option for retrospective application. The Company adopted this standard effective June 1, 2025, the beginning of its fiscal year 2026. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based payment awards granted by an entity as consideration payable to its customer. The amendments revise the definition of a "performance condition" to include vesting conditions based on the volume, monetary amount, or timing of a customer's purchases of goods or services from the grantor, as well as purchases made by parties that acquire the grantor's goods or services from its customers. The amendments also clarify that such awards are measured in accordance with Topic 718 both before and after the grant date, that the guidance in Topic 606 on constraining estimates of variable consideration does not apply to share-based consideration payable to a customer, and that the policy election to account for forfeitures as they occur is not available for such awards. This pronouncement is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Entities may adopt the amendments on either a modified retrospective or a fully retrospective basis. The Company does not currently have share-based consideration payable to customers and does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts used to estimate expected credit losses. The amendments also provide an accounting policy election, available to entities other than public business entities, to consider certain subsequent collection activity when estimating expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments are required to be applied prospectively. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	May 31, 2026	May 31, 2025
Customer receivables	$4,787,882	$922,616
Merchant processor receivable	95,552	185,719
Less: Allowance for credit losses	(134,468)	(104,390)
Total Accounts receivables, net	$4,748,966	$1,003,945

The following table presents the activity in the allowance for credit losses related to accounts receivable for years ended May 31, 2026 and 2025:

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 3 – Accounts Receivable, net (continued)

Amount
Balance, May 31, 2024	$93,312
Recovery of credit losses	(4,519)
Other adjustments	15,597
Balance, May 31, 2025	$104,390
Provision for credit losses	79,541
Write-offs	(33,866)
Other adjustments	(15,597)
Ending balance as of May 31, 2026	$134,468

Note 4 – Inventory, net

Inventory, net consisted of the following:

	May 31, 2026	May 31, 2025
Finished Goods	$4,285,332	$2,509,840
Raw Materials	134,296	23,818
Total Inventory	$4,419,628	$2,533,658

At May 31, 2026 and 2025, inventory held at third party locations amounted to $1,881,035 and $109,706, respectively. At May 31, 2026 and 2025, there was $281,000 and $174,564 inventory in- transit, respectively. The Company recorded no inventory markdowns during the fiscal year ended May 31, 2026 and recorded a reversal of previously recognized inventory obsolescence of $46,895 during the fiscal year ended May 31, 2025.

Note 5 – Property and Equipment, net

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	May 31, 2026	May 31, 2025
Promotional display racks	2 years	$62,944	$62,944
Furniture and fixtures	5 years	88,613	57,137
Computer equipment	3 years	18,997	18,558
Plant equipment	5-10 years	437,499	390,028
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(251,505)	(149,591)
Property and equipment, net		$389,733	$412,261

Depreciation expense totaled $101,914 and $62,171 for the fiscal years ended May 31, 2026 and 2025, respectively. Of these amounts, $52,525 and $31,431 were classified within cost of revenues for the years ended May 31, 2026 and 2025, respectively, with the remainder included in general and administrative expenses in the accompanying statements of operations.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 6 – Intangible Assets, net

Intangible assets consisted of the following:

	Estimated Life	May 31, 2026	May 31, 2025
Licensing rights	3 years	$56,160	$22,080
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Internally developed software	3 years	5,000	—
Product certification testing	3 years	272,699	180,815
Less: Accumulated amortization		(389,112)	(244,304)
Total Intangible assets, net		$389,747	$403,591

Amortization expense amounted to $144,809 and $86,327 for the fiscal years ended May 31, 2026 and 2025, respectively.

As of May 31, 2026, estimated future amortization expense for intangible assets is as follows:

Fiscal year ending May 31,	Amount
2027	$152,900
2028	103,860
2029	45,340
2030	31,500
2031	27,500
Thereafter	28,647
Total	$389,747

Goodwill was $2,152,215 as of May 31, 2026 and 2025.

Intellectual Property

As of May 31, 2026, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns six federally registered trademarks in the United States and twelve trademarks pending, which it considers to be of material importance to its business. All registered trademarks are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property has been recorded on the accompanying consolidated balance sheets.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	May 31, 2026	May 31, 2025
Pending refunds	$684,496	$117,560
Accrued expenses	189,113	24,307
Sales tax payable	214,653	218,828
Credit cards	-	1,863
Total other current liabilities	$1,088,262	$362,558

Note 8 – Notes Payable

In May 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $150,000, which was administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Economic Injury Disaster Loan Program (the “EIDL”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which was evidenced by a note dated May 18, 2020, bearing interest at an annual rate of 3.75% and was payable in installments of $731 per month, beginning May 18, 2021 until May 18, 2050. The Company had to maintain a hazard insurance policy including fire, lightning, and extended coverage on all items used to secure this loan to at least 80% of the insurable value. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company used the loan proceeds for qualifying expenses. During the fiscal year ended May 31, 2022, the Company received a loan forgiveness for $10,000 and an additional $10,000 of borrowing under the program. During the year ended May 31, 2026, the Company repaid the outstanding Loan balance in full. The Company recorded interest expense related to the Loan, on the accompanying consolidated financial statements, of $2,587 and $3,898, for the years ended May 31, 2026 and 2025, respectively.

	May 31, 2026	May 31, 2025
Economic Injury Disaster Loan Program (EIDL)	$—	$140,229
Total	—	140,229
Less: Current portion	—	(3,574)
Non-current portion	$—	$136,655

Note 9 – Stockholders’ Equity

Shares Authorized

As of May 31, 2026 and 2025, the authorized capital of the Company consisted of 15,000,000 shares of common stock, par value $0.0001 per share and 28,000,000 shares of preferred stock, par value $0.0001 per share.

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

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

As of May 31, 2026 and May 31, 2025, 24,873,500 and 27,773,500 shares of Series A Preferred Stock, respectively, were issued and outstanding.

No shares of Series A Preferred Stock were issued during the years ended May 31, 2026 and 2025.

During the year ended May 31, 2026, certain stockholders of 2,900,000 preferred shares converted their preferred stock into 145,000 shares of common stock.

During the year ended May 31, 2025, certain stockholders of 14,478,250 preferred shares converted their preferred stock into 723,913 shares of common stock.

Common Stock

As of May 31, 2026 and May 31, 2025, 6,822,681 and 6,657,717 shares of common stock, respectively, were issued and outstanding.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 9 – Stockholders’ Equity (continued)

See “Preferred Stock” and “Restricted Stock Awards” sections within this note for additional information regarding common stock issued during the years ended May 31, 2026 and 2025.

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

The Board may grant or sell restricted stock to participants (i.e., shares that are subject to restrictions or limitations as to the participant’s ability to sell, transfer, pledge or assign such shares) under the Plan. Except for these restrictions and any others imposed by the Board, upon the grant of restricted stock, the recipient generally will have rights of a stockholder with respect to the restricted stock. During the applicable restriction period, the recipient may not sell, exchange, transfer, pledge or otherwise dispose of the restricted stock. The Board may also grant awards of common stock to participants under the Plan, as well as awards of performance shares, which are awards for which the payout is subject to achievement of such performance objectives established by the Board. Performance shares may be settled in cash.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 9 – Stockholders’ Equity (continued)

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

On March 18, 2026, the Company issued stock options to one employee to purchase, in aggregate, up to 5,000 shares of its common stock, at an exercise price of $5.30 per share valued at $25,401 and expiring on March 18, 2036. The options vested immediately on March 18, 2026.

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

On October 14, 2024, the Company issued to two Company officers stock options to purchase, in the aggregate, up to 600,000 shares of its common stock, at an exercise price of $4.01 per share valued at $2,406,000 and expiring in ten years from the date of grant. The options vest over forty-eight equal monthly installments starting on October 31, 2024.

As of May 31, 2026, unrecognized share-based compensation cost related to unvested stock options totaled $1,424,649, which is expected to be recognized over a weighted-average period of less than 2.4 years.

The fair value of stock options granted during the years ended May 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 9 – Stockholders’ Equity (continued)

	2026	2025
Risk free interest rate	3.96%	3.84% - 4.43%
Expected life	6 years	5 - 7 years
Expected volatility	168%	458% - 467%
Expected dividend	-	-

The following table summarizes the activities for the Company’s stock option activity for the years ended May 31, 2026 and 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value (1)
Outstanding as of May 31, 2024	268,750	$1.83	7.8	$1,839,594
Granted	634,000	4.17
Exercised/Forfeited	—	—
Outstanding as of May 31, 2025	902,750	$3.48	8.7	$1,382,078
Granted	5,000	5.30
Exercised/Forfeited	—	—
Outstanding as of May 31, 2026	907,750	3.49	7.7	2,974,703
Outstanding and Exercisable at May 31, 2026	557,750	$3.16	7.2	$2,029,703

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

During the year ended May 31, 2026, the Company expensed $669,262 with respect to options, included in Compensation and related taxes in the accompanying consolidated statements of operations. During the year ended May 31, 2025, the Company expensed $624,559 with respect to options included in Compensation and related taxes in the accompanying consolidated statements of operations.

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

Effective May 7, 2026, the Company issued 4,964 shares of restricted stock to a consultant. Fifty percent of the shares vested immediately upon grant, and the remaining shares are scheduled to vest on November 30, 2026, subject to the consultant’s continued service through that date. The total grant date fair value of the award was $34,996 based on the stock price on the grant date.

Effective April 10, 2025, the Company issued 7,865 shares of restricted stock to a consultant. Fifty percent of the shares vested immediately upon grant, and the remaining shares vested on November 30, 2025, and were subject to the consultant’s continued service through that date. The total grant date fair value of the award was $35,786 based on the stock price on the grant date.

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 9 – Stockholders’ Equity (continued)

The fair value of the stock grants is recorded over the term of the service related to each grant. During the year ended May 31, 2026, the Company expensed $115,898 related to restricted stock awards, which was included in Compensation and related taxes in the accompanying consolidated statements of operations. During the year ended May 31, 2025, the Company expensed $484,375 related to restricted stock awards which was included in Compensation and related taxes in the accompanying consolidated statements of operations.

As of May 31, 2026, there were 17,482 unvested restricted stock awards outstanding with a weighted-average grant-date fair value of $7.84, all of which are expected to vest within one year. As of May 31, 2026, unrecognized share-based compensation cost related to unvested restricted stock awards totaled $91,353, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock awards for the years ended May 31, 2026 and 2025:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at May 31, 2024	15,000	$13.00

Granted	22,865	4.29

Vested	(18,933)	11.24

Unvested at May 31, 2025	18,932	$4.23

Granted	19,964	7.74

Vested	(21,414)	4.56

Unvested at May 31, 2026	17,482	$7.84

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 10 – Commitments and Contingencies (continued)

On October 12, 2024, the Company entered into a lease in Beverly Hills, California for a term beginning November 1, 2024 and ending January 31, 2029. The base rent is $11,168 per month for the first twelve months and shall increase for each twelve-month period thereafter. The lease provides for rent abatement during months 2, 15, and 30.

On September 10, 2024, the Company entered into a sublease in American Fork, Utah for a three-year term beginning October 1, 2024 and continues through September 30, 2027. The base rent was $0 for the first three months and $7,684 per month for the next nine months. The rent shall increase for each twelve-month period, thereafter. An additional amount of $1,210 shall be due each month for additional overhead. The Company previously leased warehouse space in Utah under a month-to-month lease agreement.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company’s lease agreements do not have an explicit renewal option, and the termination options are available in the event of material breaches. Both leases are classified as operating leases under ASC 842.

The Company computed an initial lease liability of $767,269 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases in fiscal 2025. During the years ended May 31, 2026 and May 31, 2025, the Company recorded operating lease costs in the amount of $252,643 and $193,077, respectively. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of May 31, 2026, was 2.5 years and 13.1%, respectively.

Supplemental balance sheet information related to leases was as follows:

Assets	May 31, 2026	May 31, 2025
Right of use assets	$729,324	$861,294
Accumulated reduction	(368,812)	(282,173)
Operating lease assets, net	$360,512	$579,121

Liabilities
Lease liabilities	$729,324	$861,294
Accumulated reduction	(324,656)	(244,082)
Total lease liabilities, net	404,668	617,212
Current portion	(195,563)	(212,543)
Non-current portion	$209,105	$404,669

Maturities of operating lease liabilities were as follows as of May 31, 2026:

Operating Lease (fiscal year-end)
2027	$257,647
2028	206,270
2029	119,790
Total	$583,707
Less: Imputed interest	(179,039)
Present value of lease liabilities	$404,668

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 10 – Commitments and Contingencies (continued)

Accounts Payable

During the year ended May 31, 2025, the Company renewed its relationship with an entity, and as a result of the agreement, $218,699 previously due in relation to royalties, was forgiven and included in Sales and marketing in the accompanying Consolidated Statements of Operations in the year ended May 31, 2025.

Inventory purchase commitments

We place purchase orders with a concentrated group of third-party manufacturers, and as of May 31, 2026 we had outstanding, noncancellable inventory purchase commitments of approximately $1,080,000, substantially all of which are expected to be settled within twelve months.

Tariff matters (IEEPA duties)

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating duties previously collected on imports subject to IEEPA-based tariff orders. Following that decision, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to implement a refund process for all affected importers. In response, CBP developed the Consolidated Administration and Processing of Entries (“CAPE”) system, a phased automated refund mechanism that became operational on April 20, 2026.

As of May 31, 2026, the refund process remained subject to significant legal and administrative uncertainty. The Company has applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any refunds, when recognized, are reflected as a reduction of Inventories on the consolidated balance sheets to the extent the related goods remain on hand, or as a reduction of cost of goods sold in the consolidated statements of operations for amounts related to goods already sold.

During the year ended May 31, 2026, the Company recognized approximately $60,000 of realized or realizable IEEPA tariff refunds included in cost of revenues in the accompanying consolidated statements of operations.

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

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 11 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and is paid consulting fees throughout the year.  The Company recorded and paid Intrepid $291,100 and $227,100 in consulting fees for the year ended May 31, 2026 and 2025, respectively. At May 31, 2026, the Company had a payable to Intrepid of $52,177 and as of May 31, 2025 an amount receivable from Intrepid of $222 relating to an overpayment. During the year ended May 31, 2026, advances from Intrepid were $5,939,172 and repayments to Intrepid were $5,886,773. During the year ended May 31, 2025, advances from Intrepid were $6,950,210 and repayments to Intrepid were $6,962,230.  Advances made from Intrepid are short-term in nature, non-interest bearing and relate to credit utilization by the Company, primarily in connection with the Company’s marketing and advertising campaigns.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer of, and has a controlling interest in BZ Capital Strategies. The Company recorded consulting fees to BZ Capital Strategies totaling $265,000 and $120,000 for the years ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and 2025, the Company had a payable to BZ Capital Strategies of $100,000 and $0, respectively.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At May 31, 2026 and 2025, the Company held cash of $3,962,040 and $4,019,854, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through May 31, 2026.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hearing Enhancement and Protection Products

The majority of hearing enhancement and protection products are sold direct-to-consumer. There was one single customer that accounted for approximately 24% of segment revenues and 23% of consolidated revenues for the year ended May 31, 2026. There was no single customer that accounted for more than 10% of segment revenues or consolidated revenues in the year ended May 31, 2025.

During the fiscal year ended May 31, 2026, hearing enhancement and protection sales to customers outside the United States represented approximately 2% of segment net revenues, which consisted of 1.4% from Canada and the remaining from various countries. During the fiscal year ended May 31, 2025, hearing enhancement and protection sales to customers outside the United States represented approximately 5% segment net revenues, which consisted of 2.9% from Canada and the remaining from various countries.

During the fiscal years ended May 31, 2026 and 2025 sales of hearing enhancement and protection products were comprised of the following:

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 12 – Concentrations (continued)

	For The Fiscal Years Ended May 31,
Hearing Enhancement and Protection Products	2026	2025
In-ear protection devices	81%	85%
Over-ear protection devices	17%	12%
Accessories and others	2%	3%
Total	100%	100%

As of May 31, 2026, one customer accounted for accounts receivable greater than 10% of segment accounts receivable, aggregating to 69%. As of May 31, 2025, two customers accounted for accounts receivable greater than 10% of segment accounts receivable, aggregating to 26% consisting of 13% each.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The largest vendor accounted for 79% of all purchases related to hearing enhancement and protection products, for the year ended May 31, 2026 and the two largest vendors accounted for 67% and 23%, respectively, of all purchases related to hearing enhancement and protection products for the year ended May 31, 2025.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier – Hair and Skin Care Products

During the fiscal year ended May 31, 2026, hair and skin care product sales to three customers represented over 10% of total segment sales, aggregating to 45% (13%, 13% and 19%, respectively) of the segment’s net sales, and 1.7% of the Company’s consolidated net revenues. During the fiscal year ended May 31, 2025, hair and skin care product sales to one customer represented over 10% of total segment sales, aggregating to 36% of the segment’s net sales, and 2.1% of the Company’s consolidated net revenues.

During the fiscal year ended May 31, 2026, hair and skin care product sales to customers outside the United States represented approximately 45% of segment net sales, which consisted of 42% from Canada and 3% primarily from Italy and during the fiscal year ended May 31, 2025, hair and skin care product sales to customers outside the United States represented approximately 31% of segment net sales, which consisted of 28% from Canada and 3% from Italy.

During the fiscal year ended May 31, 2026, hair and skin care product sales by product line which each represented over 10% of the segment sales consisted of approximately 26% from sales of hair shampoo, and 22% from sales of hair conditioner and 29% from bundle kits and 23% of ancillary products. During the fiscal year ended May 31, 2025, hair and skin care product sales by product line which each represented over 10% of the segment sales consisted of approximately 31% from sales of hair shampoo, and 24% from sales of hair conditioner and 21% from bundle kits.

During the fiscal years ended May 31, 2026 and 2025, sales for the hair and skin care product lines comprised of the following:

	For the Fiscal Years ended
Hair and Skin Care Products	May 31, 2026	May 31, 2025
Shampoos and Conditioners	77%	76%
Ancillary Products	23%	24%
Total	100%	100%

At May 31, 2026, one customer accounted for 50% of accounts receivable related to hair and skin care products. At May 31, 2025, accounts receivable for hair and skin care products that accounted for more than 10% of the segment’s total accounts receivable aggregated to 60% and represented three customers at 28%, 17%, and 15%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 12 – Concentrations (continued)

Hair and skin care products purchased inventories and products from three vendors represented approximately 91% of segment purchases at 62%, 18%, and 11%, respectively, during the year ended May 31, 2026, and during the year ended May 31, 2025 two vendors represented approximately 98% of segment purchases at 79% and 19%, respectively.

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

The CODM reviews Segment non-cash operating income for each segment regularly to assess performance and to make decisions regarding the allocation of resources. Segment cost of sales excludes depreciation of equipment used to bring inventory to its saleable condition; all depreciation and amortization is deducted in the reconciliation of Segment non-cash operating income to income from operations below.

A reconciliation of Segment non-cash operating income to the most directly comparable measure under U.S. GAAP, Income from Operations, is included in the table below.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 13 – Business Segment and Geographic Area Information (continued)

	For the Year Ended,
	May 31, 2026				May 31, 2025
	Hearing enhancement and protection	Hair and skin care	Marketing Services	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Revenues, net	$29,558,574	$1,188,996	$100,000	$30,847,570	$24,735,101	$1,522,421	$26,257,522
Segment cost of revenues(1)	8,876,341	533,957	5,000	9,415,298	6,896,814	687,709	7,584,523
Segment gross profit	$20,682,233	$655,039	$95,000	$21,432,272	$17,838,287	$834,712	$18,672,999
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$11,579,289	$580,189	$—	$12,159,478	$11,000,206	$452,136	$11,452,342
Compensation and related taxes	1,333,553	—	—	1,333,553	814,603	32,547	847,150
Research and development	7,000	—	—	7,000	—	—	—
General and administrative	2,324,622	122,461	3,508	2,450,591	2,511,583	192,969	2,704,552
Total segment expenses adjusted for non-cash items	$15,244,464	$702,650	$3,508	$15,950,622	$14,326,392	$677,652	$15,004,044
Segment non-cash operating income (loss)	$5,437,769	$(47,611)	$91,492	$5,481,650	$3,511,895	$157,060	$3,668,955
Depreciation and amortization				(246,723)			(148,498)
Stock-based compensation				(785,160)			(1,108,934)
Corporate expenses(2)				(1,472,724)			(1,250,158)
Income from Operations				$2,977,043			$1,161,365
Payments for property and equipment and intangible assets	$210,349	$—	$—	$210,349	$392,428	$1,870	$394,298
Depreciation and amortization	$242,993	$3,730	$—	$246,723	$144,955	$3,543	$148,498
Total segment assets(3)	$13,641,930	$3,903,116	$101,492	$17,646,538	$8,109,272	$4,760,523	$12,869,795
Corporate assets				$310,697			$—
Total assets				$17,957,235			$12,869,795

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 13 – Business Segment and Geographic Area Information (continued)

(1)	Segment cost of revenues excludes depreciation expense of $52,525 and $31,431 for the years ended May 31, 2026 and 2025, respectively, which is included in cost of revenues in the consolidated statements of operations.
(2)	Corporate expenses primarily include insurance, expenses related to operating as a public company, including fees paid to related parties for executive management services, corporate office rent, and stock-based compensation for management.
(3)	As of May 31, 2025, Total assets in the Company's Hearing enhancement and protection segment includes $10,000 related to cash held by the Company’s subsidiary included in marketing services in the fiscal year ended May 31, 2026.

Geographic Area Information

During the fiscal years ended May 31, 2026 and 2025, approximately 96% and 93%, respectively, of our consolidated net revenues were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the United States.

Disaggregation of Revenue

The following table disaggregates revenue from contracts with customers by sales channel and by reportable segment, which the Company has determined depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Direct-to-consumer revenue comprises sales through the Company’s owned e-commerce sites and third-party online marketplaces. Retail and wholesale revenue comprises sales to national retail chains, specialty retailers, dealers, distributors and international distribution partners. Marketing services revenue comprises fee-based performance marketing services provided to third-party clients. The table below reconciles disaggregated revenue to the segment revenue presented above and to revenues, net in the consolidated statements of operations.

	Hearing enhancement and protection	Hair and skin care	Marketing services	Consolidated
For the year ended May 31, 2026
Direct-to-consumer	$19,695,815	$243,381	$—	$19,939,196
Retail and wholesale	9,862,759	945,615	—	10,808,374
Marketing services	—	—	100,000	100,000
Total revenues, net	$29,558,574	$1,188,996	$100,000	$30,847,570

For the year ended May 31, 2025
Direct-to-consumer	$20,571,528	$299,562	$—	$20,871,090
Retail and wholesale	4,163,573	1,222,859	—	5,386,432
Total revenues, net	$24,735,101	$1,522,421	$—	$26,257,522

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 14 – Income Taxes

The Company is subject to U.S. federal tax of 21.0% and California state tax rate of 8.84% and Utah State tax rate of 4.45%.

The Company accounts for income taxes under ASC 740. For the year ended May 31, 2026, the Company recorded income tax expense of $440,310, consisting of current federal tax expense of $620,781, current state tax expense of $74,752, deferred federal income tax benefit of ($149,928), and deferred state income tax benefit of ($105,295).

The income taxes expense for years ended May 31, 2026 and 2025 consisted of the following:

	For The Fiscal Years Ended May 31,
	2026	2025

Current
Federal	$620,781	$206,950
State	74,752	61,530

Deferred
Federal	(149,928)	268,985
State	(105,295)	(83,637)
Income tax expense	$440,310	$453,828

Income taxes paid, net of refunds received, were $317,749 and $137,273 for the years ended May 31, 2026 and 2025, respectively. Income taxes paid, net of refunds received, for the year ended May 31, 2026 consisted of $241,500 paid to U.S. federal taxing authorities and $76,249 paid to state taxing authorities primarily in Utah. The Company paid no foreign income taxes during either period. No individual state jurisdiction other than Utah accounted for more than 5% of income taxes paid.

The Company’s effective tax rate was 14.0% for the year ended May 31, 2026, compared with the U.S. federal statutory rate of 21.0%. The primary reconciling item was state and local income tax, net of federal benefit, of ($25,468). Other reconciling items included permanent differences of $9,073, return-to-accrual adjustments of ($15,539), and R&D credits of ($187,085).

	For The Fiscal Year Ended May 31,
	2026	Tax Rate
Tax expense computed at statutory rate of 21%	$659,329	21.00%
State and local income tax, net of federal benefit	(25,468)	(0.81%	)
Permanent differences	9,073	0.29%
Return-to-accrual adjustment	(15,539)	(0.49%	)
Tax credits – R&D credits	(187,085)	(5.96%)
Income tax expense	$440,310	14.02%

The Company’s effective tax rate was 34.7% for the year ended May 31, 2025, compared with the U.S. federal statutory rate of 21.0%. The primary reconciling item was return-to-accrual adjustments of $173,638. Other reconciling items included permanent differences of $42,327 and state and local income tax, net of federal benefit, of ($36,988).

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 14 – Income Taxes (continued)

	For The Fiscal Year Ended May 31,
	2025	Tax Rate
Tax expense computed at statutory rate of 21%	$274,851	21.00%
State and local income tax, net of federal benefit	(36,988)	(2.83%	)
Permanent differences	42,327	3.23%
Return-to-accrual adjustment	173,638	13.27%
Tax Credits – R&D credits	-	-
Tax expense	$453,828	34.67%

Deferred taxes reflect the tax effects of temporary differences and carryforwards. At May 31, 2026, the Company had a net deferred tax asset of $301,460, compared with $46,239 at May 31, 2025. Significant components include stock-based compensation of $347,762, net operating loss carryforwards of $127,551, property, plant and equipment of ($95,853), intangibles of ($33,036), and other items of ($44,964).

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at May 31, are as follows:

	As of May 31,
	2026	2025

Deferred tax assets
Property, Plant and Equipment	$(95,853)	$(101,415)
Intangibles	(33,036)	(59,238)
Net operating loss	127,551	90,060
Stock-based compensation	347,762	163,018
Other	(44,964)	(46,186)
Net deferred tax assets before valuation allowance	301,460	46,239
Less: Deferred tax asset valuation allowance	-	-

Deferred tax liabilities	-	-
Total net deferred tax assets	$301,460	$46,239

There was no valuation allowance as of May 31, 2026 and 2025.

Gross deferred tax assets were $475,313 and $253,078 at May 31, 2026 and 2025, respectively, and gross deferred tax liabilities were $(173,853) and $(206,839), respectively. Deferred tax liabilities relate to property, plant and equipment, intangibles and other items and are presented above as negative amounts within the components table. No valuation allowance was recorded at either date, resulting in net deferred tax assets of $301,460 and $46,239 at May 31, 2026 and 2025, respectively.

As of May 31, 2026, the Company had California net operating loss (“NOL”) carryforwards of $1,826,430. These NOLs are available to offset future taxable income in California, subject to applicable limitations. California NOLs are generally subject to a 20-year carryforward period. As of May 31, 2026, the Company did not have any federal or Utah NOL carryforwards. Based on recent operating results and projected future income, management believes it is more likely than not that the remaining NOL carryforwards will be fully realized. Accordingly, no valuation allowance has been recorded as of May 31, 2026.

AXIL BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2026 AND 2025

Note 15 – Subsequent Events

Subsequent to May 31, 2026 and prior to the issuance of these consolidated financial statements, the Company received cash of approximately $910,000 from CBP in respect of refunds of IEEPA duties previously paid, including interest. Of the duty portion, approximately $555,000 relates to customs duties previously charged to Cost of revenues on goods that had been sold as of May 31, 2026, and approximately $320,000 relates to customs duties capitalized in Inventory, net at May 31, 2026, and $35,000 relates to interest. No refund claims of IEEPA duties remain outstanding as of the date of this filing.

(b) Exhibits

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
2.1+	Asset Purchase Agreement, dated as of May 1, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.1	6/22/2022
2.2	Amendment Number 1 to Asset Purchase Agreement, effective as of June 10, 2022, among AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), Axil & Associated Brands Corp., and Certain Stockholders of Axil & Associated Brands Corp.			8-K		10.2	6/22/2022
2.3	Amendment to Asset Purchase Agreement, dated September 8, 2022, between AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), AXIL Distribution Company (f/k/a Reviv3 Acquisition Corporation), and Axil & Associated Brands Corp. and Certain Stockholders of Axil & Associated Brands Corp.			10-Q	8/31/2022	10.2	10/12/2022
3.1	Amended and Restated Certificate of Incorporation			S-1		3.3	10/6/2017
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of June 13, 2022)			10-K	5/31/2022	3.3	8/25/2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of January 16, 2024)			8-K		3.1	1/16/2024
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of February 14, 2024)			8-K		3.1	2/12/2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (effective as of May 19, 2025)			8-K		3.1	5/19/2025
3.6	Bylaws			S-1		3.2	10/6/2017
3.7	Amendment to the Bylaws (effective as of February 14, 2024)			8-K		3.2	2/12/2024
4.1	Description of the Company’s Registered Securities	X
4.2	Form of Common Stock Certificate of AXIL Brands, Inc.			10-K	5/31/2024	4.2	8/15/2024
10.1	Contribution Agreement between Reviv3 Procare, LLC and AXIL Brands, Inc. (f/k/a Reviv3 Procare Company), dated June 1, 2015			S-1		10.1	10/6/2017

10.2*	2022 Equity Incentive Plan (March 2022)			10-K	5/31/2022	10.8	8/25/2022
10.3*	Amendment to the 2022 Equity Incentive Plan (effective as of February 14, 2024)			8-K		10.1	2/15/2024
10.4*	Amended and Restated 2022 Equity Incentive Plan (effective as of December 18, 2024)			8-K		10.1	12/18/2024
10.5*	Form of Option Award Agreement (2022)			10-K	5/31/2022	10.9	8/25/2022
10.6*	Form of Stock Option Agreement (2023)			10-K	5/31/2023	10.9	8/21/2023
10.7*	Form of Restricted Stock Grant Agreement (2023)			10-K	5/31/2023	10.10	8/21/2023
10.8*	Form of Performance Restricted Stock Unit Agreement (2023)			10-K	5/31/2023	10.11	8/21/2023
10.9*	Form of Stock Option Agreement (2024)			10-Q	8/31/2024	10.1	10/10/2024
10.10*	Form of Restricted Stock Award Agreement (2024)			10-Q	11/30/2024	10.3	1/8/2025
10.11	Form of Securities Purchase Agreement			10-Q	11/30/2022	10.5	1/10/2023
10.12	Form of Securities Purchase Agreement			8-K		10.1	3/3/2023
10.13	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and Teton 360, LLC			8-K		10.1	3/11/2024
10.14	Repurchase Agreement, dated March 5, 2024, by and between AXIL Brands, Inc. and L Grant Foster TTEE - The Williams Family Irrevocable Trust			8-K		10.2	3/11/2024
10.15*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Toghraie.			10-K	5/31/2025	10.19	8/21/2025
10.16*	Employment Agreement, dated August 18, 2025, by and between AXIL Brands, Inc. and Jeff Brown.			10-K	5/31/2025	10.20	8/21/2025
19.1	Insider Trading Policy (last revised October 8, 2024)			10-K	5/31/2025	19.1	8/21/2025
21.1	Subsidiaries of the Company	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Clawback Policy			10-K	5/31/2024	97.1	8/15/2024
99.1	Office Lease Agreement, dated October 12, 2024, between New Lion Enterprises LLC and AXIL Brands, Inc.			10-Q	11/30/2024	99.1	1/8/2025
101

The following consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended May 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

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

AXIL BRANDS, INC.

Date: August 18, 2026	BY:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Toghraie	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 18, 2026
Jeff Toghraie

/s/ Jeff Brown	Chief Financial Officer, Chief Operating Officer and Director (principal accounting officer and principal financial officer)	August 18, 2026
Jeff Brown

/s/ Thomas Penna	Director	August 18, 2026
Thomas Penna

/s/ Nancy Hundt	Director	August 18, 2026
Nancy Hundt

/s/ Manu Ohri	Director	August 18, 2026
Manu Ohri

-38-