Form 10-Q
period 2026-08-31
Axil Brands, Inc.
filed 2026-10-06
CIK 1718500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of October 2, 2026, there were 6,822,681 shares of the registrant’s common stock, $0.0001 par value, outstanding.

AXIL BRANDS, INC. AND SUBSIDIARIES

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance and future outlook; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; our plans for future operations, including expected growth and expansion into new products, services and markets, including the marketing services business; and the economy in general or the future of the beauty and hair care industry, the hearing protection and ear bud business, and the marketing services business, all of which are subject to various risks and uncertainties.

There are a number of factors that could cause our actual results to differ, potentially materially, from those indicated in the forward-looking statements, many of which are difficult to predict and are outside of our control. They include, but are not limited to: the impact of unstable market and general economic conditions on our business, financial condition and stock price, including inflationary cost pressures, the impact of increased tariffs and other trade restrictions and barriers, interest rate changes, unemployment rates, decreased discretionary consumer spending, supply chain disruptions and constraints, labor shortages, ongoing economic disruption, the possibility of an economic recession and other macroeconomic factors, geopolitical events and uncertainty, including the effects of the Ukraine-Russia conflict and conflicts in the Middle East, and other downturns in the business cycle or the economy; our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations; guidance provided by management, which may differ from our actual operating and business results; continued uncertainty with respect to U.S. trade policies and tariffs; our expectations regarding our financing arrangements and our ability to obtain additional capital if and as needed, including potential difficulties of obtaining financing due to market conditions resulting from geopolitical conditions and other economic factors; risks related to our operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers and sanctions, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations, including those related to sustainability; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure and the potential impact of cybersecurity breaches or disruptions to our management information systems; widespread outages, interruptions or other failures of operational, communication, and other systems; competition; our ability to retain our management and employees and the potential impact of labor shortages; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including the impacts of inflationary cost pressures, tariffs, and ongoing supply chain disruptions and constraints, which have been, and may continue to be, exacerbated by the Russia-Ukraine conflict, the conflicts in the Middle East and other geopolitical conflicts; additional tax expenses or exposures; product liability claims; the potential outcome of any legal or regulatory proceedings, including ongoing litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations; our ability to engage in acquisitions, investments, partnerships, strategic alliances or dispositions when desired; global or regional catastrophic events, including the effects of natural disasters, which may be worsened by the impact of climate change; effectiveness of our marketing strategy, demand for and market acceptance of our products, as well as our ability to successfully anticipate consumer trends and to realize anticipated benefits from our efforts to expand into new geographic markets and product lines and into offline sales, as well as our expansion into marketing services; the success of the XCOR II launch, including our ability to fulfill orders and the conversion of orders into net revenues, which may be affected by order cancellations and returns; the success of the planned relaunch of the Reviv3 brand; which we may be unable to complete in a timely manner, or at all, and, if complete, we may not realize the anticipated benefits of such relaunch; labor relations; the potential impact of sustainability matters; implementation of environmental remediation matters; our ability to maintain effective internal control over financial reporting; and risks related to our common stock, including our ability to maintain our stock exchange listing.

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

-ii-

AXIL BRANDS, INC. AND SUBSIDIARIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2026	May 31, 2026
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,928,587	$4,462,040
Accounts receivable, net	1,326,395	4,748,966
Inventory, net	4,438,940	4,419,628
Due from related party	78,822	—
Prepaid expenses and other current assets	956,930	712,214

Total Current Assets	14,729,674	14,342,848

OTHER ASSETS:
Property and equipment, net	418,684	389,733
Intangible assets, net	460,470	389,747
Right of use assets	310,828	360,512
Deferred tax asset	491,119	301,460
Other assets	20,720	20,720
Goodwill	2,152,215	2,152,215

Total Other Assets	3,854,036	3,614,387

TOTAL ASSETS	$18,583,710	$17,957,235

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,440,224	$1,989,048
Contract liabilities, current	297,724	389,333
Due to related party	—	152,177
Lease liabilities, current	191,297	195,563
Income tax liability	958,744	688,150
Other current liabilities	566,284	1,088,262

Total Current Liabilities	4,454,273	4,502,533

LONG TERM LIABILITIES:
Lease liabilities	161,179	209,105
Contract liabilities	81,077	101,380

Total Long Term Liabilities	242,256	310,485

Total Liabilities	4,696,529	4,813,018

Commitments and contingencies (see Note 9)

EQUITY:
Series A Preferred Stock, $0.0001 par value; 27,773,500 shares designated; 24,873,500 and 24,873,500 shares issued and outstanding as of August 31, 2026 and May 31, 2026, respectively	2,487	2,487
Common stock, $0.0001 par value: 15,000,000 shares authorized; 6,822,681 and 6,822,681 shares issued and outstanding as of August 31, 2026 and May 31, 2026, respectively	682	682
Additional paid-in capital	9,892,683	9,720,981
Retained Earnings	3,841,659	3,420,067
Total stockholders' equity attributable to AXIL Brands, Inc.	13,737,511	13,144,217
Noncontrolling interests	149,670	—
Total Equity	13,887,181	13,144,217
TOTAL LIABILITIES AND EQUITY	$18,583,710	$17,957,235

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended August 31,
	2026	2025

Revenues, net	$6,090,383	$6,856,218

Cost of revenues	1,058,654	2,221,284

Gross profit	5,031,729	4,634,934

OPERATING EXPENSES:
Sales and marketing	2,837,371	2,759,757
Compensation and related taxes	373,599	396,706
Research and development	459,631	—
General and administrative	924,101	1,066,733

Total Operating Expenses	4,594,702	4,223,196

INCOME FROM OPERATIONS	437,027	411,738

OTHER INCOME (EXPENSE):
Other income	1,883	1,318
Interest income	81,251	37,579
Interest expense and other finance charges	—	(1,283)

Other income, net	83,134	37,614

INCOME BEFORE PROVISION FOR INCOME TAXES	520,161	449,352

Provision for income taxes	99,590	115,058

NET INCOME	$420,571	$334,294

Less: Net loss of subsidiary attributable to noncontrolling interests	(1,021)	—

Net income attributable to the stockholders of the Company	$421,592	$334,294

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.05
Diluted	$0.05	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,805,199	6,638,785
Diluted	8,252,165	8,243,025

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

For the three months ended August 31, 2026

	Series A Preferred Stock		Common Stock Issued		Additional Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance, May 31, 2026	24,873,500	$2,487	6,822,681	$682	$9,720,981	$3,420,067	$—	$13,144,217

Stock option expense	—	—	—	—	150,375	—	—	150,375

Stock-based compensation	—	—	—	—	34,507	—	—	34,507

Issuance of subsidiary common stock for services and initial recognition of noncontrolling interest	—	—	—	—	(13,180)	—	150,691	137,511

Net income (loss) for the three months ended August 31, 2026	—	—	—	—	—	421,592	(1,021)	420,571

Balance, August 31, 2026	24,873,500	$2,487	6,822,681	$682	$9,892,683	$3,841,659	$149,670	$13,887,181

For the three months ended August 31, 2025

	Series A Preferred Stock		Common Stock Issued		Additional Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance, May 31, 2025	27,773,500	$2,777	6,657,717	$666	$8,935,547	$720,718	$—	$9,659,708

Stock option expense	—	—	—	—	176,488	—	—	176,488

Stock-based compensation	—	—	—	—	22,724	—	—	22,724

Net income for the three months ended August 31, 2025	—	—	—	—	—	334,294	—	334,294

Balance, August 31, 2025	27,773,500	$2,777	6,657,717	$666	$9,134,759	$1,055,012	$—	$10,193,214

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended
	August 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420,571	$334,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,538	62,087
Provision (Recovery) for credit losses	(32,014)	(158)
Stock-based compensation and stock option expense	322,393	199,212
Deferred income taxes	(189,659)	(75,943)
Change in operating assets and liabilities:
Accounts receivable	3,454,585	(1,774,648)
Inventory	(19,312)	(1,355,804)
Prepaid expenses and other current assets	(244,716)	12,290
Accounts payable	451,176	1,525,180
Other current liabilities	(353,891)	383,246
Contract liabilities	(111,912)	(48,950)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,762,759	(739,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangibles	(109,880)	(86,130)
Purchases of property and equipment	(55,333)	(8,367)

NET CASH USED IN INVESTING ACTIVITIES	(165,213)	(94,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	—	(1,030)
Advances from a related party	56,453	1,207,693
Repayments to a related party	(187,452)	(1,056,202)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(130,999)	150,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,466,547	(683,230)

CASH AND CASH EQUIVALENTS - Beginning of period	4,462,040	4,769,854

CASH AND CASH EQUIVALENTS - End of period	$7,928,587	$4,086,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1,134
Income taxes	$18,656	$—

See accompanying condensed notes to these unaudited consolidated financial statements.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

In February 2026, the Company formed Reviv3 ProCare Company, a Delaware subsidiary that was wholly owned until August 25, 2026 and in which the Company held a 74.998% controlling interest thereafter (see Note 8 - Equity), to support the strategic development of its Reviv3 hair and skin care business.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of August 31, 2026 and for the three months ended August 31, 2026 and 2025, have been made. Those adjustments consist of normal and recurring adjustments. Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2026 filed on August 18, 2026. The results of operations for the three months ended August 31, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2027. The unaudited consolidated financial statements include the Company and its wholly owned and majority owned subsidiaries, including Reviv3 ProCare Company, in which the Company holds a controlling financial interest. All significant intercompany balances and transactions have been eliminated upon consolidation. The equity interest of outside shareholders in a majority-owned subsidiary is presented as “noncontrolling interests” in equity in the consolidated balance sheets, and the noncontrolling interests’ share of the subsidiary’s net income or loss is presented as “net loss of subsidiary attributable to noncontrolling interests” in the consolidated statements of operations. See Note 8 - Equity for additional information regarding the Company’s noncontrolling interest in Reviv3 ProCare Company.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Estimates made by management include, but are not limited to, the allowance for credit losses, inventory valuations and classifications, the useful life of property and equipment, valuation of goodwill and intangible assets, the valuation of deferred tax assets, the value of stock based compensation, contract liability, allowance on sales returns, valuation of lease liabilities and related right of use assets, and the fair value of shares issued by a subsidiary for services.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income, equity or net cash flows. For the three months ended August 31, 2025, $26,112 was reclassified from sales and marketing expenses to compensation and related taxes relating to stock-based compensation expense, $166,066 was reclassified from professional and consulting expenses to compensation and related taxes relating to stock-based compensation expense, and $633,448 was reclassified from professional and consulting expenses to general and administrative expenses relating to other professional and consulting expenses. As a result, professional and consulting expenses are no longer presented as a separate line item. These reclassifications had no impact on total operating expenses or income from operations for the three months ended August 31, 2025.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. (See Note 11 - Concentrations).

Accounts receivable and allowance for credit losses

Accounts receivable are comprised of receivables from customers and receivables from merchant processors. The Company has a policy of providing an allowance for credit losses based on its best estimate of the amount of expected credit losses over the contractual life of its accounts receivable in accordance with Accounting Standards Codification (“ASC”) 326, considering historical loss experience, current conditions and, as permitted by Accounting Standards Update (“ASU”) 2025-05, the assumption that current conditions as of the balance sheet date remain unchanged over the remaining life of the receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of cash prepayments to vendors for inventory, operational and corporate expenditure, and prepayments for trade shows and marketing events which will be utilized within a year, and prepayments on credit cards and other current assets relating to the right to recover assets (for the cost of goods sold) associated with the right of returns for products sold. Prepayments to vendors for inventory were $557,657 and $145,315 as of August 31, 2026 and May 31, 2026, respectively.

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

AUGUST 31, 2026

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Product warranty

The Company provides a standard limited warranty, on its hearing enhancement and hearing protection products. This warranty is considered an assurance-type warranty and is not accounted for as a separate performance obligation. The Company records the costs of repairs and replacements related to these warranties as incurred within cost of revenues. Based on historical experience, warranty claims have not been material, and accordingly, no warranty liability has been recorded as of August 31, 2026 and May 31, 2026.

The Company also sells separately priced two-year or three-year extended warranties on its hearing enhancement and hearing protection products. These extended warranties are considered distinct performance obligations, and the associated revenue is deferred and recognized on a straight-line basis over the warranty period.

Revenue recognition

The Company follows ASC 606, “Revenue from Contracts with Customers.” This revenue recognition standard has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

The Company generates revenue from the sale of electronic hearing and enhancement products, hair and skin care products, marketing services, and extended warranties. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring goods or services to customers. Product revenue is recognized at a point in time when control of the product transfers to the customer, which generally occurs upon shipment. Revenue from marketing services and extended warranties is recognized over time as the related services are performed. Consideration paid to customers to promote and sell the Company’s products is recorded as a reduction of revenue.

Revenue recognized over time, consisting of marketing services and extended warranties, was $136,151 and $204,883 for the three months ended August 31, 2026 and 2025, respectively. All remaining revenue recognized for the three months ended August 31, 2026 and 2025, was recognized at a point in time.

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

AUGUST 31, 2026

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

The following table presents the activity in the Company’s contract liabilities for three months ended August 31, 2026. Revenue recognized during the period includes amounts that were included in the contract liability balance at the beginning of the period.

Contract Liabilities	Beginning Balance, May 31, 2026	Cash Received in Advance	Revenue Recognized	Ending Balance, August 31, 2026
Customer deposits	$59,027	$18,213	$(59,027)	$18,213
Deferred warranty revenue	424,698	45,053	(116,151)	353,600
Gift cards	6,988	550	(550)	6,988
Total contract liabilities	$490,713	$63,816	$(175,728)	$378,801

The following table summarizes the expected recognition of contract liabilities as of August 31, 2026:

Fiscal year ending May 31,
2027 (nine months remaining)	$250,780
2028	119,144
2029	8,877
Total	$378,801

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cost of Revenues

The components of cost of revenues include the cost of the product and service fees, shipping fees, customs duties, and depreciation of equipment used to bring inventory to its saleable condition.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with ASC 606. While amounts charged to customers for shipping products are included in revenues, the related costs of shipping products to customers are classified in sales and marketing as incurred. Shipping costs included in sales and marketing were $262,146 and $226,004 for the three months ended August 31, 2026 and 2025, respectively.

Marketing, selling and advertising

Sales, marketing and advertising costs are expensed as incurred. Advertising expense totaled $1,527,118 and $1,546,187 for the three months ended August 31, 2026 and 2025, respectively, and is included in sales and marketing expenses in the accompanying unaudited consolidated statements of operations. Other sales and marketing expenses primarily included sales commissions, and other costs associated with the Company's sales and marketing activities.

Compensation and related taxes

Compensation and related taxes consist primarily of salaries, wages, bonuses, payroll taxes, stock-based compensation and other employee-related costs.

Research and development

Research and development costs consist primarily of payroll and related costs for employees and independent contractors engaged in the research and development of the Company’s products, and are expensed as incurred in accordance with ASC 730, "Research and Development."

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

AUGUST 31, 2026

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

AUGUST 31, 2026

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying unaudited consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended August 31, 2026 and 2025.

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

Noncontrolling interests

The Company follows ASC 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (sometimes referred to as “NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss of subsidiary attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss of subsidiary attributable to NCI for the three months ended August 31, 2026 was $1,021, see Note – 8 - Equity.

Net income per share of common stock

Basic net income per share is computed by dividing net income attributable to the stockholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Net income attributable to the stockholders of the Company excludes the portion of net income or loss for the period attributable to noncontrolling interests.

Dilutive common stock equivalent shares consist of stock options and restricted stock awards, which are computed under the treasury stock method using the average market price during the period, and Series A Convertible Preferred Stock, which is computed under the if-converted method as if converted at the beginning of the period. Unvested restricted stock awards are excluded from the weighted average number of common shares outstanding used in computing basic net income per share.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The following table sets forth the computations of basic and diluted net income per common share:

	For the Three Months Ended
	August 31,	August 31,
	2026	2025

Net income attributable to the stockholders of the Company	$421,592	$334,294

Weighted average basic shares	6,805,199	6,638,785
Dilutive securities:
Convertible preferred stock	1,243,675	1,388,675
Stock options	193,287	197,226
Restricted stock awards	10,004	18,339
Weighted average dilutive shares	8,252,165	8,243,025

Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.04

Lease Accounting

The Company accounts for leases in accordance with ASC 842, “Leases,” which requires recognition of right-of-use (“ROU”) assets and lease liabilities for substantially all leases.

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

Segment Reporting

The Company follows the provisions of ASC Topic 280, “Segment Reporting.” Operating segments are defined as components of the business for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company’s Chief Executive Officer serves as the CODM.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

The Company also provides disclosures of revenue, significant segment expense categories, and long-lived assets by geographic area, in accordance with ASC 280 and ASU 2023-07. See Note 12 – Business Segment and Geographic Area Information for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based payment awards granted by an entity as consideration payable to its customer. The amendments revise the definition of a “performance condition” to include vesting conditions based on the volume, monetary amount, or timing of a customer’s purchases of goods or services from the grantor, as well as purchases made by parties that acquire the grantor’s goods or services from its customers. The amendments also clarify that such awards are measured in accordance with Topic 718 both before and after the grant date, that the guidance in Topic 606 on constraining estimates of variable consideration does not apply to share-based consideration payable to a customer, and that the policy election to account for forfeitures as they occur is not available for such awards. This pronouncement is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Entities may adopt the amendments on either a modified retrospective or a fully retrospective basis. The Company does not currently have share-based consideration payable to customers and does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to software development project stages and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be completed. The amendments are effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the effect of ASU 2025-06 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the form and content of interim financial statements and notes and adds a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of ASU 2025-11 on its interim disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts used to estimate expected credit losses. The amendments also provide an accounting policy election, available to entities other than public business entities, to consider certain subsequent collection activity when estimating expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted, and are required to be applied prospectively. The Company adopted this standard effective June 1, 2026, the beginning of its fiscal year 2027. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited consolidated interim financial statements.

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

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 3 – Accounts Receivable, net

Accounts receivable, net consisted of the following:

	August 31, 2026	May 31, 2026
Customer receivables	$1,238,565	$4,787,882
Merchant processor receivable	188,356	95,552
Less: Allowance for credit losses	(100,526)	(134,468)
Total accounts receivable, net	$1,326,395	$4,748,966

The following table presents the activity in the allowance for credit losses related to accounts receivable for the three months ended August 31, 2026:

Amount
Beginning balance as of May 31, 2026	$134,468
Recovery of credit losses	(32,014)
Other adjustments	(1,928)
Ending balance as of August 31, 2026	$100,526

Note 4 – Inventory, net

Inventory, net consisted of the following:

	August 31, 2026	May 31, 2026
Finished Goods	$4,272,073	$4,285,332
Raw Materials	166,867	134,296
Total Inventory	$4,438,940	$4,419,628

At August 31, 2026 and May 31, 2026, inventory held at third party locations amounted to $1,628,336 and $1,881,035, respectively. At August 31, 2026 and May 31, 2026, there was $1,042,170 and $281,000 inventory in transit, respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	August 31, 2026	May 31, 2026
Promotional display racks	2 years	$62,944	$62,944
Furniture and fixtures	5 years	88,613	88,613
Computer equipment	3 years	22,829	18,997
Plant equipment	5-10 years	488,999	437,499
Office equipment	5-10 years	8,838	8,838
Automobile	5 years	24,347	24,347
Less: Accumulated depreciation		(277,886)	(251,505)
Property and equipment, net		$418,684	$389,733

Depreciation expense totaled $26,381 and $24,771 for the three months ended August 31, 2026 and 2025, respectively. Of these amounts, $16,031 and $11,966 were classified within cost of revenues for the three months ended August 31, 2026 and 2025, respectively, with the remainder included in general and administrative expenses in the accompanying unaudited consolidated statements of operations.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 6 – Intangible Assets

The intangible assets consisted of the following:

	Estimated Life	August 31, 2026	May 31, 2026
Licensing rights	3 years	$80,160	$56,160
Customer relationships	3 years	70,000	70,000
Trade names	10 years	275,000	275,000
Website	5 years	100,000	100,000
Internally developed software	3 years	13,300	5,000
Product certification testing	3 years	350,279	272,699
Less: Accumulated amortization		(428,269)	(389,112)
Total Intangible assets, net		$460,470	$389,747

Amortization expense amounted to $39,157 and $37,316 for the three months ended August 31, 2026 and 2025, respectively.

As of August 31, 2026, estimated future amortization expense for intangible assets is as follows:

Fiscal year ending May 31,	Amount
2027 (nine months remaining)	$141,682
2028	136,053
2029	77,534
2030	35,755
2031	27,500
Thereafter	41,946
Total	$460,470

Goodwill was $2,152,215 as of August 31, 2026 and May 31, 2026.

Intellectual Property

As of August 31, 2026, the Company held three active U.S. patents and one pending U.S. patent application relating to its core technologies. These patents expire at various times between 2035 and 2038. The Company also owns six federally registered trademarks in the United States and twelve trademarks pending, which it considers to be of material importance to its business. All registered trademarks are currently in good standing and are renewed as required.

The Company historically has not capitalized costs associated with internally developed patents or trademarks, as they did not meet the criteria for capitalization under U.S. GAAP. As such, no intangible assets related to intellectual property or trademarks have been recorded on the accompanying unaudited consolidated balance sheets.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 7 – Other Current Liabilities

Other current liabilities were comprised of the following:

	August 31, 2026	May 31, 2026
Pending refunds	$295,081	$684,496
Sales tax payable	200,826	214,653
Accrued expenses	70,377	189,113
Total other current liabilities	$566,284	$1,088,262

Note 8 –Equity

Shares Authorized

As of August 31, 2026 and May 31, 2026, the authorized capital of the Company consisted of 15,000,000 shares of common stock, par value $0.0001 per share and 28,000,000 shares of preferred stock, par value $0.0001 per share.

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

AUGUST 31, 2026

Note 8 – Equity (continued)

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

As of August 31, 2026 and May 31, 2026, 24,873,500 shares of Series A Preferred Stock were issued and outstanding.

No shares of Series A Preferred Stock were issued during the three months ended August 31, 2026 and 2025.

Common Stock

As of August 31, 2026 and May 31, 2026, 6,822,681 shares of common stock were issued and outstanding.

No shares of common stock were issued during the three months ended August 31, 2026 and 2025.

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

AUGUST 31, 2026

Note 8 –Equity (continued)

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

AUGUST 31, 2026

Note 8 –Equity (continued)

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

During the three months ended August 31, 2026 and 2025, the Company did not issue stock options.

The following table summarizes the activities for the Company’s stock option activity for the three months ended August 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Intrinsic Value (1)
Outstanding as of May 31, 2026	907,750	$3.49	7.7	$2,974,703
Granted	—	—
Exercised/Forfeited	—	—
Outstanding as of August 31, 2026	907,750	3.49	7.4	2,912,000
Outstanding and Exercisable at August 31, 2026	595,250	$3.21	7.0	$2,090,125

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

During the three months ended August 31, 2026, the Company expensed $150,375 with respect to options, which was included in Compensation and related taxes in the accompanying unaudited consolidated statements of operations. During the three months ended August 31, 2025, the Company expensed $176,488 with respect to options, which was included in Compensation and related taxes in the accompanying unaudited consolidated statements of operations.

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

The fair value of the stock grants is recorded over the term of service related to each grant. During the three months ended August 31, 2026, the Company expensed $34,507 related to restricted stock awards of which $30,133 was included in Compensation and related taxes in the accompanying unaudited consolidated statements of operations, and $4,374 in General and administrative, in the accompanying unaudited consolidated statements of operations. During the three months ended August 31, 2025, the Company expensed $22,724 related to restricted stock awards which was included in Compensation and related taxes in the accompanying unaudited consolidated statements of operations.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 8 –Equity (continued)

As of August 31, 2026, there were 17,482 unvested restricted stock awards outstanding with a weighted-average grant-date fair value of $7.84, all of which are expected to vest within one year. As of August 31, 2026, unrecognized share-based compensation cost related to unvested restricted stock awards totaled $56,845, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock awards for the three months ended August 31, 2026:

	Number of Award Shares	Weighted-Average Grant Date Fair Value
Unvested at May 31, 2026	17,482	$7.84
Granted	—	—
Vested	—	—
Unvested at August 31, 2026	17,482	$7.84

Reviv3 ProCare Company – Issuance of Subsidiary Shares to Noncontrolling Interests

On August 25, 2026, Reviv3 ProCare Company ("Reviv3"), a subsidiary of the Company, entered into share agreements with three service providers whereby the service providers agreed to perform services and the Company agreed to issue an aggregate of 12,501 shares of Reviv3’s common stock ($0.0001 par value per share) valued at $11.00 per share, upon execution of the share agreements, as consideration for the services to be provided totaling $137,511. As a result of the August 25, 2026 issuance, the Company’s effective ownership of Reviv3 was reduced to 74.998%, with the service providers holding a noncontrolling interest of 25.002% in Reviv3 in the aggregate.

Because the Company retained control of Reviv3 following the issuance, the transaction was accounted for as an equity transaction in accordance with ASC 810-10-45-23, "Consolidation." The initial carrying amount of the noncontrolling interest was $150,691 to reflect its new 25.002% interest in the carrying amount of Reviv3’s net assets. The $13,180 excess of this amount over the $137,511 fair value of the shares issued was recorded as a reduction of additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations as a result of this transaction. The fair value of the shares issued was determined based on a valuation of the Company's subsidiary. The valuation utilized an asset approach which is a level 3 input in the fair value hierarchy. Based on this valuation approach, the Company determined the grant-date fair value of the shares to be $11.00 per share. For the three months ended August 31, 2026, net loss of subsidiary attributable to noncontrolling interest was $1,021, representing the noncontrolling owners' share of the net loss of Reviv3.

The Reviv3 shares were issued in exchange for services to be provided to Reviv3. Because the share agreements did not impose a substantive future service or vesting condition on the recipients, the Company recognized the full grant-date fair value of $137,511 as expense at issuance, and upon execution of the share agreements, which is included in general and administrative expenses in the accompanying unaudited consolidated statements of operations, in accordance with ASC 718, "Compensation-Stock Compensation."

Note 9 – Commitments and Contingencies

Leases

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

The Company computed an initial lease liability of $729,324 for the two new lease agreements and an initial ROU asset in the same amount which was recorded on the books at the commencement of the leases in fiscal 2025. During the three months ended August 31, 2026 and 2025, the Company recorded operating lease costs in the amount of $63,161. Operating lease and short-term lease expenses are included in General and administrative expenses on the accompanying unaudited consolidated statements of operations.

The weighted average remaining term and discount rate for the Company’s operating leases as of August 31, 2026, was 2.4 years and 13.1%, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 9 – Commitments and Contingencies (continued)

Supplemental balance sheet information related to leases was as follows:

Assets	August 31, 2026	May 31, 2026
Right of use assets	$729,324	$729,324
Accumulated reduction	(418,496)	(368,812)
Operating lease assets, net	$310,828	$360,512

Liabilities
Lease liabilities	$729,324	$729,324
Accumulated reduction	(376,848)	(324,656)
Total lease liabilities, net	352,476	404,668
Current portion	(191,297)	(195,563)
Non-current portion	$161,179	$209,105

Maturities of operating lease liabilities were as follows as of August 31, 2026:

Operating Lease (fiscal year-end)
2027 (nine months remaining)	$191,977
2028	206,270
2029	119,790
Total	$518,037
Less: Imputed interest	(165,561)
Present value of lease liabilities	$352,476

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

As of May 31, 2026, the refund process remained subject to significant legal and administrative uncertainty. The Company had applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any refunds, when recognized, are reflected as a reduction of Inventories on the consolidated balance sheets to the extent the related goods remain on hand, or as a reduction of cost of goods sold in the consolidated statements of operations for amounts related to goods already sold.

During the three months ended August 31, 2026, the Company received aggregate IEEPA-related customs duty refunds, including interest, of $907,067. Of this amount, $35,079 represented statutory interest on the refunded duties and is included in other income, net, in the accompanying unaudited consolidated statements of operations; $550,929 was recognized as a reduction of cost of revenues, representing refunded duties on inventory that had been sold as of the refund date; and the remaining $321,059 was recorded as a reduction of Inventories on the consolidated balance sheets, representing refunded duties on inventory that remained on hand as of August 31, 2026. The reduction in cost of revenues should be considered non-recurring and not indicative of future results or anticipated gross profit margins.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 9 – Commitments and Contingencies (continued)

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

Note 10 – Related Party Transactions

The Company’s Chairman and Chief Executive Officer, Jeff Toghraie, is the managing director of Intrepid Global Advisors (“Intrepid”). Intrepid has, from time to time, provided advances to the Company for working capital purposes and has historically been paid consulting fees.  The Company recorded and paid Intrepid $0 and $66,100 in consulting fees for the three months ended August 31, 2026 and 2025, respectively. At August 31, 2026, the Company had a receivable from Intrepid of $78,822 related to an overpayment and as of May 31, 2026 an amount payable to Intrepid of $52,177. During the three months ended August 31, 2026, advances from Intrepid were $56,453 and repayments to Intrepid were $187,452. During the three months ended August 31, 2025, advances from Intrepid were $1,207,693 and repayments to Intrepid were $1,056,202.  Advances from Intrepid are short-term in nature, non-interest bearing and relate to credit utilization by the Company, primarily in connection with the Company’s marketing and advertising campaigns.

The Company’s Board Member, Chief Financial Officer, and Chief Operating Officer is the co-owner, Chairman and Chief Financial Officer of, and has a controlling interest in BZ Capital Strategies. The Company recorded and paid $0 and $40,000 in consulting fees to BZ Capital Strategies, for three months ended August 31, 2026 and August 31, 2025, respectively. As of August 31, 2026 and May 31, 2025, the Company had a payable to BZ Capital Strategies of $0 and $100,000, respectively.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 11 – Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits, investments and cash equivalents instruments. The Company maintains its cash in bank deposits accounts. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2026 and May 31, 2026, the Company held cash of $7,178,587 and $3,962,040, respectively, in excess of federally insured limits. The Company has not experienced any losses in such accounts through August 31, 2026.

Concentration of Revenue, Accounts Receivable, Product Line, and Supplier

During the three months ended August 31, 2026, there was no customer representing more than 10% of consolidated net sales. During the three months ended August 31, 2025, there was one customer representing 28% of consolidated net sales.

During the three months ended August 31, 2026, approximately 94% of our consolidated net sales were to customers located in the United States. During the three months ended August 31, 2025, approximately 95% of our consolidated net sales were to customers located in the United States. All Company assets are located in the United States.

As of August 31, 2026, no customer represented more than 10% of gross accounts receivable. As of May 31, 2026, gross accounts receivable from customers that accounted for more than 10% of consolidated gross accounts receivables were from two customers amounting to 22% consisting of 11% each.

Manufacturing is outsourced primarily overseas via a number of third-party vendors. The largest vendor accounted for 92% of all purchases for the three months ended August 31, 2026. The two largest vendors accounted for 80% and 11%, respectively, of all purchases for the three months ended August 31, 2025.

Note 12 – Business Segment and Geographic Area Information

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

AUGUST 31, 2026

Note 12 – Business Segment and Geographic Area Information (continued)

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

	For the Three Months Ended,
	August 31, 2026				August 31, 2025
	Hearing enhancement and protection	Hair and skin care	Marketing Services	Consolidated	Hearing enhancement and protection	Hair and skin care	Consolidated

Revenues, net	$5,762,045	$308,338	$20,000	$6,090,383	$6,579,666	$276,552	$6,856,218
Cost of revenues(1)	922,951	119,672	—	1,042,623	2,073,646	135,672	2,209,318
Gross profit	$4,839,094	$188,666	$20,000	$5,047,760	$4,506,020	$140,880	$4,646,900
Operating expenses (Adjusted for non-cash items):
Sales and marketing	$2,711,889	$125,481	$—	$2,837,371	$2,614,329	$145,428	$2,759,757
Compensation and related taxes	189,060	—	—	189,060	204,528	—	204,528
Research and development	459,631	—	—	459,631	—	—	—
General and administrative	461,730	34,992	503	497,224	660,868	31,526	692,394
Total segment expenses adjusted for non-cash items	$3,822,310	$160,473	$503	$3,983,286	$3,479,725	$176,954	$3,656,679
Segment non-cash operating income (loss)	$1,016,784	$28,193	$19,497	$1,064,474	$1,026,295	$(36,074)	$990,221
Depreciation and amortization				(65,538)			(62,087)
Stock-based compensation				(322,393)			(199,212)
Corporate expenses(2)				(239,516)			(317,184)
Income from operations				$437,027			$411,738
Payments for property and equipment and intangible assets	$165,213	$—	$—	$165,213	$94,497	$—	$94,497
Depreciation and amortization	$64,606	$932	$—	$65,538	$61,155	$932	$62,087

(1)	Segment cost of revenues excludes depreciation expense of $16,031 and $11,966 for the three months ended August 31, 2026 and 2025, respectively, which is included in cost of revenues in the consolidated statements of operations.
(2)	Corporate expenses primarily include insurance, expenses related to operating as a public company, including fees paid to related parties for executive management services, corporate office rent, and stock-based compensation for management.

Geographic Area Information

During the three months ended August 31, 2026 and 2025, approximately 94% and 95%, respectively, of our consolidated net revenues were to customers located in the U.S. (based on the customer’s shipping address). All Company assets are located in the United States.

AXIL BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Note 12 – Business Segment and Geographic Area Information (continued)

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

	Hearing enhancement and protection	Hair and skin care	Marketing services	Consolidated
For the three months ended August 31, 2026
Direct-to-consumer	$3,848,288	$60,500	$—	$3,908,788
Retail and wholesale	1,913,757	247,838	—	2,161,595
Marketing services	—	—	20,000	20,000
Total revenues, net	$5,762,045	$308,338	$20,000	$6,090,383

For the three months ended August 31, 2025
Direct-to-consumer	$3,876,014	$65,037	$—	$3,941,051
Retail and wholesale	2,703,652	211,515	—	2,915,167
Total revenues, net	$6,579,666	$276,552	$—	$6,856,218

Note 13 – Income Taxes

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

We recorded income tax expense of $99,590 and $115,058 for the three months ended August 31, 2026 and 2025, respectively, representing effective tax rates of 19.1% and 25.6%, respectively.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023 and 2024 Corporate Income Tax Returns are subject to IRS examination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2026 filed with the SEC on August 18, 2026. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking.

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. Please see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional information.

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

Since the three months ended February 28, 2026, we operate in three reportable segments: (i) hearing enhancement and protection, (ii) hair and skin care, and (iii) marketing services.

Through our hearing enhancement and protection segment, we design, innovate, engineer, manufacture, market and service specialized systems in hearing enhancement, hearing protection, wireless audio, and communication. Through our hair and skin care segment, we manufacture, market, sell, and distribute professional quality hair and skin care products. Our hair and skin care segment is operated through our majority-owned subsidiary, Reviv3 ProCare Company (“Reviv3”). Our marketing services segment is conducted through our wholly owned subsidiary, Sharper Vision Marketing Inc., which was formed to leverage our direct-to-consumer expertise in support of both our internal brands and third-party clients. This segment is focused on delivering performance-driven marketing solutions and represents an expansion of our capabilities to drive growth and enhance brand visibility.

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

In addition to growing our overall distribution and retail footprint, the Company has reached a significant milestone in its wholesale channel strategy by securing several strategic supply agreements with big box retail chains. These agreements generated multiple purchase orders in fiscal 2026. While there can be no assurance that additional purchase orders will be received or regarding the timing or volume of fulfillment of any such orders, we expect this expanded national retail presence to drive meaningful revenue growth and significantly enhance brand visibility among a much wider customer base.

Business Update

On August 26, 2026, we announced the launch of the XCOR II, the next-generation successor to our flagship AXIL wireless earbud line, which became available on September 15, 2026. The XCOR II introduces several product enhancements over its predecessor, including advanced active noise reduction, an enhanced immersive soundstage, a redesigned lower-profile form factor, and a charging case supporting four full charges. As of the announcement date, August 26, 2026, we had secured initial orders exceeding $2.8 million from retail and distribution partners, and shipments commenced in September 2026. As of September 30, 2026, orders for the XCOR II exceeded $3.6 million, and we had fulfilled the majority of pre-orders and backlog. We expect the XCOR II launch to be a meaningful driver of net sales in future periods; however, there can be no assurance that initial order volume will translate into sustained demand, and actual results may be affected by risks related to our ability to fulfill orders, competitive dynamics, and broader market and economic conditions.

Reviv3 ProCare strategic partnership. On August 25, 2026, we entered into agreements to issue shares of Reviv3, the subsidiary through which we are driving the strategic development and planned relaunch of our Reviv3 hair and skin care business, to three strategic partners. Reviv3 issued an aggregate of 12,501 shares of its common stock to these partners in exchange for services provided to Reviv3. This brings experienced partners directly into the business at what we view as a pivotal moment, as we prepare for the rebranding and relaunch of the Reviv3 brand and the onboarding of additional distributors and retailers in selected domestic and international markets. Because our partners are compensated with an ownership stake, their success is tied directly to the success of the brand, aligning their incentives with the performance of the brand. The structure also allowed us to secure this expertise while preserving cash for growth investments, and AXIL retains a 74.998% controlling interest in Reviv3 and continues to consolidate its results. The noncontrolling holders hold a 25.002% equity interest in Reviv3 and will share in that percentage of Reviv3’s future results. Reviv3 does not currently intend to pay dividends, and any distributions to its stockholders are at the discretion of Reviv3’s board of directors, which the Company controls. As a result, we expect the noncontrolling holders to realize the value of their interest principally upon sale of Reviv3 or another liquidity event. We recorded a non-cash compensation charge of $137,511 in the quarter for the value of the shares issued, as discussed under “Results of Operations” below. In accordance with ASC 810-10-45-23, the carrying amount of the noncontrolling interest was also adjusted to reflect the Company’s new ownership percentage of Reviv3’s net assets, with the difference recognized as an increase to the Company’s additional paid-in capital; this equity adjustment did not affect net income. See Note 8 - Equity to the condensed consolidated financial statements. There can be no assurance that this partnership, or the rebranding efforts, will result in increased sales or profitability of Reviv3 or the Company.

Recovery of IEEPA tariff duties and ongoing tariffs. As previously disclosed in our Annual Report on Form 10-K, as of May 31, 2026 we had paid approximately $900,000 of duties under the International Emergency Economic Powers Act (“IEEPA”) on imported goods, and following the U.S. Supreme Court’s February 2026 decision that IEEPA does not authorize such tariffs, U.S. Customs and Border Protection (“CBP”) developed a refund process. During the three months ended August 31, 2026, we received aggregate refunds of $907,067 in cash from CBP, including interest. Of this amount, $550,929 related to customs duties previously charged to cost of revenues on goods sold as of the refund date and was recognized as a reduction of cost of revenues in the first quarter of fiscal 2027, $321,059 related to customs duties capitalized in inventory that remained on hand and was recorded as a reduction of Inventories, and $35,079 related to interest, which is included in other income, net. See Note 9 – Commitments and Contingencies to the condensed consolidated financial statements. No IEEPA refund claims remain outstanding. These refunds are non-recurring and are not indicative of our underlying operating performance.

Separately, following the U.S. Supreme Court’s February 2026 decision, a tariff surcharge of at least 10% on all imports, subject to certain exceptions, was imposed under Section 122 of the Trade Act of 1974, effective February 24, 2026. Effective upon the expiration of these tariffs in July 2026, new tariff rates generally ranging from 10% to 12.5% on most imports from certain countries, with higher rates on certain imports, were imposed pursuant to Section 301 of the Trade Act of 1974. The scope and duration of current and future tariff measures remain uncertain and could continue to impact the Company’s cost of goods and results of operations.

Retail distribution. Our relationships with big box retail chains and other retail partners continue to broaden, and we continue to receive purchase orders from these partners. Orders in this channel are placed on our customers' own timelines rather than a fixed calendar, so their size and timing can vary from quarter to quarter and results in any one period may not be indicative of future periods.

Fiscal 2027 outlook. We expect fiscal 2027 to reflect growth in both net revenues and net income compared to fiscal 2026, with the impact becoming more evident beginning in the second quarter of fiscal 2027. This expectation is based primarily on (i) the launch of the XCOR II, which became available on September 15, 2026; (ii) anticipated continued expansion of our retail and wholesale coverage, which we expect to reduce the effect that the timing of any single order has on our quarterly results; and (iii) the planned relaunch of the Reviv3 brand and onboarding of additional distributors and retailers in selected domestic and international markets. These expectations are forward-looking statements and are subject to risks and uncertainties, including demand for our products, the timing and size of retail orders, our ability to fulfill orders, tariffs and other macroeconomic conditions, our ability to successfully complete the relaunch of the Reviv3 brand and achieve the expected benefits, and the other factors described under "Cautionary Note Regarding Forward-Looking Statements." Actual results may differ materially.

Results of Operations

Our results of operations are summarized below.

	Three months ended
	August 31, 2026	August 31, 2025
Revenues, net	$6,090,383	$6,856,218
Cost of revenues	1,058,654	2,221,284
Gross profit	5,031,729	4,634,934
Total operating expenses	4,594,702	4,223,196
Income from operations	437,027	411,738
Net income	$420,571	$334,294

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

	For the Three Months Ended
	August 31, 2026	August 31, 2025
Net income (GAAP)	$420,571	$334,294
Provision for income taxes	99,590	115,058
Interest income, net	(81,251)	(36,296)
Depreciation and amortization	65,538	62,087
Total EBITDA (Non-GAAP)	504,448	475,143

Adjustments:

Stock-based compensation	322,393	199,212

Total adjusted EBITDA (Non-GAAP)	$826,841	$674,355

Revenues, net (GAAP)	$6,090,383	$6,856,218

Adjusted EBITDA as a percentage of Revenues, net (Non-GAAP)	13.6%	9.8%

For the three months ended August 31, 2026 compared to the three months ended August 31, 2025

Net revenues decreased by $765,835 or 11.2%, from $6,856,218 for the three months ended August 31, 2025 to $6,090,383 for the three months ended August 31, 2026. The decrease was primarily attributable to a material order from a big box retail chain in our hearing enhancement and protection segment that was fulfilled in the three months ended August 31, 2025 that did not recur during the three months ended August 31, 2026. In addition, orders for our first-generation XCOR product slowed during the quarter as customers prepared for the launch of the XCOR II. We believe our relationships with big box retail chains are well established and will continue to grow, supported by the strategic supply agreements we secured and the expanded retail placement we achieved during fiscal 2026. We expect revenues from big box retail chains to fluctuate from quarter to quarter, and we believe period-over-period comparisons in this channel are best viewed over a longer horizon than a single quarter.

We disaggregate net revenues into three sales channels, which correspond to the way management evaluates commercial performance and to the categories presented in Note 12 – Business Segment and Geographic Area Information to our consolidated financial statements: (i) Direct-to-consumer (“DTC”), comprising sales through our owned e-commerce sites and third-party online marketplaces; (ii) retail and wholesale, comprising sales to national retail chains, specialty retailers, dealers, distributors and international distribution partners; and (iii) marketing services, comprising fee-based performance marketing services provided to third-party clients through Sharper Vision Marketing Inc.

Revenue Channel	For the three months ended August 31, 2026	% of Segment	For the three months ended August 31, 2025	% of Segment
Hearing enhancement and protection
Direct-to-consumer	$3,848,288	66.8%	$3,876,014	58.9%
Retail and wholesale	1,913,757	33.2%	2,703,652	41.1%
Total segment revenues, net	5,762,045	100.00%	6,579,666	100.00%

Hair and skin care
Direct-to-consumer	60,500	19.6%	65,037	23.5%
Retail and wholesale	247,838	80.4%	211,515	76.5%
Total segment revenues, net	308,338	100.00%	276,552	100.00%

Marketing services
Marketing services	20,000	100.00%	—	—

Consolidated
Direct-to-consumer	3,908,788	64.2%	3,941,051	57.5%
Retail and wholesale	2,161,595	35.5%	2,915,167	42.5%
Marketing services	20,000	0.3%	—	n/a
Total revenues, net	$6,090,383	100.00%	$6,856,218	100.00%

Cost of revenues primarily includes the cost of products, freight-in costs, customs duties, and depreciation related to fixed assets that are used in the production and distribution process to bring goods to their saleable condition and location. For the three months ended August 31, 2026, cost of revenues decreased by $1,162,630, or 52.3%, compared to the three months ended August 31, 2025. Cost of revenues as a percentage of net revenues for the three months ended August 31, 2026 was 17.4%, as compared to 32.4% for the three months ended August 31, 2025. The decrease was attributable in part to the $550,929 benefit recognized in the three months ended August 31, 2026 from the recovery of previously paid IEEPA customs duties, as discussed above and in Note 9 – Commitments and Contingencies to the condensed consolidated financial statements. Excluding this benefit, cost of revenues would have been $1,609,583, or 26.4% of net revenues. The remaining decrease reflects lower retail and wholesale volume and a higher mix of direct-to-consumer sales.

Gross profit increased by $396,795, or 8.6%, from $4,634,934 in the three months ended August 31, 2025 to $5,031,729 for the three months ended August 31, 2026. Gross profit as a percentage of sales for the three months ended August 31, 2026 was 82.6%, as compared to 67.6% for the three months ended August 31, 2025 primarily as a result of the recovery of previously paid IEEPA customs duties of $550,929. Excluding this benefit, gross profit as a percentage of net revenues was 73.6%.

Operating expenses increased by $371,506, or 8.8%, from $4,223,196 in the three months ended August 31, 2025 to $4,594,702 in the three months ended August 31, 2026. Operating expenses as a percentage of net revenues for the three months ended August 31, 2026 was 75.4%, compared to 61.6% for the three months ended August 31, 2025. Included in operating expenses were non-cash stock-based compensation and stock option expense of $322,393 and $199,212 in the three months ended August 31, 2026 and 2025, respectively. The amount for the three months ended August 31, 2026 includes a $137,511 non-cash charge related to the Reviv3 share issuance described above, which was included in general and administrative expenses. Employee-related compensation costs increased during the three months ended August 31, 2026, primarily due to our Chief Executive Officer beginning to receive a salary near the end of the three months ended August 31, 2025 and an increase in our Chief Financial Officer’s compensation, partially offset by a reduction in compensation costs attributable to employees whose work during the three months ended August 31, 2026 related to the research and development of our products and was classified accordingly. Costs for independent contractors decreased, as work performed by these contractors during the three months ended August 31, 2026 that related to the research and development of our products was likewise classified as research and development expense. As a result, we recognized $459,631 of research and development expenses in the three months ended August 31, 2026, for which there was no comparable expense in the prior-year period. The overall increase in operating expenses was primarily attributable to the increase in sales and marketing expenses related to the launch of XCOR II, the Reviv3 share issuance charge described above, and increases in compensation partially offset by decreases in other general and administrative costs.

Income from operations for the three months ended August 31, 2026 was $437,027, compared to $411,738 for the three months ended August 31, 2025. The increase in income from operations of $25,289, or 6.1%, was primarily related to customs refunds received, partially offset by lower revenues due to timing of orders by big box retail chains and higher operating expenses related to the increase in sales and marketing related to the launch of XCOR II, the Reviv3 share issuance charge described above, and increases in fees for management.

For the three months ended August 31, 2026, provision for income tax expense was $99,590, compared to $115,058 for the three months ended August 31, 2025, representing effective tax rates of 19.1% and 25.6%, respectively. The decrease in the effective tax rate was primarily due to increased tax exemptions related to research and development.

As a result of the above, we reported net income of $420,571 for the three months ended August 31, 2026, compared to net income of $334,294 for the three months ended August 31, 2025, an increase of $86,277, or 25.8%.

Of the $420,571 of net income for the three months ended August 31, 2026, a net loss of $1,021 was attributable to the noncontrolling interest in Reviv3 arising from the share issuance described above, resulting in net income attributable to the Company of $421,592, an increase of $87,298, or 26.1%, compared to net income attributable to the Company of $334,294 for the three months ended August 31, 2025, which reflected no noncontrolling interest.

Adjusted EBITDA increased by $152,486, or 22.6%, from $674,355 for the three months ended August 31, 2025 to $826,841 for the three months ended August 31, 2026. Adjusted EBITDA as a percentage of net revenues for the three months ended August 31, 2026 and 2025 was 14.1% and 9.8%, respectively. Adjusted EBITDA increased primarily due to the custom refunds received partially offset by lower revenues due to timing of orders from big box retail chains.

Basic and diluted earnings per share for the three months ended August 31, 2026 were $0.06 and $0.05, respectively, compared to basic and diluted earnings per share of $0.05 and $0.04, respectively, for the three months ended August 31, 2025.

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

As of August 31, 2026, we had cash and cash equivalents of $7,928,587, working capital of $10,275,401 and no outstanding borrowings. We plan to manage expenses relative to expected revenue and may reinvest near-term cash to support revenue growth. In recent years, we have generated sufficient cash to support our operations, and we expect this to continue, although we cannot provide any assurance. Management remains focused on expanding product lines and our customer base to drive revenue. However, future cash demands may exceed historical levels. If needed, we may seek additional capital, although there is no assurance that financing will be available on acceptable terms or at all. Subject to these uncertainties, based on our current cash balances and anticipated operating cash flows, we believe we have sufficient capital and liquidity to fund operations and meet working capital needs for at least one year from the issuance date of the accompanying unaudited consolidated financial statements.

Cash Flows for the three months ended August 31, 2026 and 2025

Operating Activities

Net cash provided by operating activities for the three months ended August 31, 2026, was $3,762,759 compared to net cash used in operating activities of $739,194 for the three months ended August 31, 2025. The increase was related to receivables from material orders from a big-box retail chain at the end fiscal 2026 which were subsequently paid in the first quarter of fiscal 2027.

Investing Activities

Net cash flows used in investing activities for the three months ended August 31, 2026 was $165,213 due to the purchase of intangibles and property and equipment for our business. For the three months ended August 31, 2025, net cash flows used in investing activities was $94,497, primarily attributable to the cash used in the purchase of intangibles relating to our expansion into new product lines.

Financing Activities

Net cash flows used in financing activities for the three months ended August 31, 2026 was $130,999 and related to net payments made to a related party. Net cash provided by financing activities for the three months ended August 31, 2025 was $150,461 primarily related to net advances from a related party of $151,491.

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

Off-Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates.

Accounts receivable and allowance for credit losses

The Company estimates an allowance for expected credit losses over the contractual life of its accounts receivable in accordance with ASC 326. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Revenue recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the product is transferred to the customer, typically upon shipment. In determining the transaction price, we consider discounts, promotional incentives, and expected returns. These estimates require judgment based on historical experience and current market conditions. Changes in customer behavior or promotional strategies could impact the timing and amount of revenue recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who serves as our Principal Executive Officer, and Chief Financial Officer (“CFO”), who serves as our Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on this evaluation of disclosure controls and procedures as of August 31, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended August 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities issued by the Company during the first quarter of fiscal year 2027.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Filed	Furnished
Number	Exhibit Description	herewith	herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 13, 2022 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of January 16, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 19, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025).
3.6	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2017).
3.7	Amendment to the Bylaws, effective as of February 14, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Form of Share Agreement, dated August 25, 2026, between Reviv3 ProCare Company and certain service providers.	X
101	The following unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIL BRANDS, INC.

Date: October 6, 2026

	By:	/s/ Jeff Toghraie
Jeff Toghraie
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Jeff Brown
Jeff Brown
Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

-11-